Form 10-Q
period 1996-03-31
CYPRESS EQUIPMENT FUND LTD
filed 1996-06-19
CIK 847486

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549-1004

                             FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                      March 31, 1996



Commission File Number                     0-19021


                      Cypress Equipment Fund, Ltd.
      (Exact name of Registrant as specified in its charter)

          Florida                                    59-2927387
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

  880 Carillon Parkway, St. Petersburg, Florida          33716
      (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code   (813) 573-3800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES     X        NO

                                                Number of Units at
      Title of Each Class                         March 31, 1996

Units of Limited Partnership
Interest:  $1,000 per unit                             24,054

                DOCUMENTS INCORPORATED BY REFERENCE

          Parts I and II, 1994 Form 10-K, filed with the
        Securities and Exchange Commission on June 4, 1996
        Parts III and IV - Form S-1 Registration Statement
            and all amendments and supplements thereto
                         File No. 33-27741

                   CYPRESS EQUIPMENT FUND, LTD.
                      (a Limited Partnership)


                               INDEX

                                                            Page
                                                           Number

Part I.  Financial Information

 Item 1.  Financial Statements

 Balance Sheets -
  As of March 31, 1996 and December 31, 1995                 3


 Statements of Operations -
  For the Three Months Ended March 31, 1996 and 1995         4


 Statements of Cash Flows -
  For the Three Months Ended March 31, 1996 and 1995       5-6


 Notes to Financial Statements                             7-9


 Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations          10-11


Part II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K                  12

                   CYPRESS EQUIPMENT FUND, LTD.
                      (a Limited Partnership)

                          BALANCE SHEETS

                                  March 31,    December 31,
                                    1996           1995
     ASSETS
                                 (Unaudited)    (Audited)

Rental Equipment, at Cost       $ 16,676,555   $ 19,418,955
  Less:  Accumulated
           Depreciation           (9,242,632)   (10,208,588)

                                   7,433,923      9,210,367

Rental Equipment Held for Sale     1,440,242      1,579,963
Deferred Debt Costs (Net of
  Accumulated Amortization of
  $124,944 and $121,662,
  Respectively)                        8,455         10,237
Accounts Receivable - Sales        2,369,616              0
Rent Receivable                      567,329        438,358
Cash and Cash Equivalents            783,961        828,343

     Total Assets               $ 12,603,526   $ 12,067,268


     LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Notes Payable                 $  2,231,716   $  2,647,239
  Interest Payable                    46,195         43,082
  Payable to:  General Partners       41,925         69,587
               Others                      0        101,589
  Unearned Revenue                         0         43,687

     Total Liabilities             2,319,836      2,905,184

Partners' Equity:
  Limited Partners (24,054 units
    outstanding at March 31, 1996,
    and December 31, 1995)        10,390,545      9,280,155
  General Partners                  (106,855)      (118,071)

     Total Partners' Equity       10,283,690      9,162,084

     Total Liabilities and
       Partners' Equity         $ 12,603,526   $ 12,067,628

            The accompanying notes are an integral part
                  of these financial statements.
                   CYPRESS EQUIPMENT FUND, LTD.
                      (a Limited Partnership)

                     STATEMENTS OF OPERATIONS
                            (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31,

                                    1996           1995

Revenues:

  Rental Income                 $    855,880   $  1,412,066
  Interest Income                      7,970         23,639
  Gain on Sale of Rental
    Equipment                      1,117,327              0

     Total Revenues                1,981,177      1,435,705

Operating Expenses:

  Interest Expense                    49,744        114,079
  Management Fees - General Partners  36,720         50,674
  General and Administrative:
    Affiliate                          9,958          7,886
    Other                             27,528         31,721
  Depreciation and Amortization      374,062        661,687
  Loss on Sale of Rental
    Equipment Held for Sale            5,551              0

     Total Operating Expenses        503,563        866,047

Net Income                      $  1,477,614   $    569,658

Allocation of Net Income:
  Limited Partners              $  1,462,838   $    563,961
  General Partners                    14,776          5,697

                                $  1,477,614   $    569,658

Net Income Per $1,000 Limited
  Partnership Unit              $      60.81   $      23.45

Number of Limited Partnership
  Units                               24,054         24,054




            The accompanying notes are an integral part
                  of these financial statements.
                   CYPRESS EQUIPMENT FUND, LTD.
                      (a Limited Partnership)

                     STATEMENTS OF CASH FLOWS
                            (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31,

                                    1996           1995
Cash Flows from Operating Activities:
  Net Income                    $  1,477,614   $    569,658
  Adjustments to Reconcile Net
    Income to Net Cash Provided
    by Operating Activities:
      (Gain) Loss on Sale of
        Equipment                 (1,117,327)             0
      Depreciation and
        Amortization                 374,062        661,687
      Changes in Operating Assets
        and Liabilities:
         (Increase) Decrease in
           Rent Receivable          (128,971)      (197,045)
         (Increase) Decrease in
           Rental Equipment Held
           for Sale                  139,721              0
         (Increase) Decrease in
           Prepaid Expenses                0         (3,707)
         Increase (Decrease) in
           Interest Payable            3,113         11,296
         Increase (Decrease) in
           Payable to:
             General Partners        (27,662)       (26,120)
             Others                 (101,589)         2,036
         Increase (Decrease) in
           Unearned Revenue          (43,687)       125,158
            Net Cash Provided by
              Operating
              Activities             575,274      1,142,963

Cash Flows from Investing Activities:
  Proceeds from Sale of Equipment  2,522,991              0
  (Increase) Decrease in
    Accounts Receivable-Sales     (2,369,616)             0
            Net Cash Provided by
              Investing
              Activities             153,375              0
                   CYPRESS EQUIPMENT FUND, LTD.
                      (a Limited Partnership)

               STATEMENTS OF CASH FLOWS (Continued)
                            (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31,

                                    1996           1995

Cash Flows from Financing Activities:
  (Increase) Decrease in
    Deferred Debt Costs               (1,500)        (2,750)
  Payment of Notes Payable          (415,523)      (798,600)
  Distributions to Limited
    Partners                        (352,448)      (601,350)
  Distributions to General
    Partners                          (3,560)        (6,074)
            Net Cash Provided by
              (Used in) Financing
              Activities            (773,031)    (1,408,774)

(Decrease) in Cash                   (44,382)      (265,811)

Cash and Cash Equivalents at
  Beginning of Period                828,343      1,966,392

Cash and Cash Equivalents at
  End of Period                 $    783,961   $  1,700,581

Supplemental Cash Flow Information:
  Interest Paid                 $     49,744   $    102,783

            The accompanying notes are an integral part
                  of these financial statements.
                   CYPRESS EQUIPMENT FUND, LTD.
                      (a Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

                          March 31, 1996


NOTE 1 - ORGANIZATION

      Cypress Equipment Fund, Ltd. (the "Partnership"), a Florida limited partnership, was formed March 3, 1989, for the purpose of acquiring and leasing transportation, manufacturing, industrial, and other equipment. The Partnership commenced operations on December 1, 1989, and will terminate on December 31, 2010, or sooner, in accordance with the terms of the Limited Partnership Agreement. The Partnership has received Limited and General Partner capital contributions of $24,054,000 and $2,000, respectively.

      Cypress Equipment Management Corporation, a wholly-owned subsidiary of Cypress Leasing Corporation, is the Managing General Partner; RJ Leasing - 2, Inc., a wholly-owned subsidiary of RJ Leasing, Inc., is the Administrative General Partner; and Raymond James Partners, Inc., a wholly-owned subsidiary of Raymond James Financial, Inc., is the other General Partner.

      Cash distributions, subject to payment of the equipment management fees, and profits and losses of the Partnership shall be allocated 99% to the Limited Partners and 1% to the General Partners. The General partners are being paid an incentive management fee equal to 3.4659% of the cash available for distribution to the extent that an individual Limited Partner's share of such distribution causes that individual Limited Partner's cumulative cash distributions to exceed that Limited Partner's capital contribution. When each Limited Partner has received cumulative cash distributions equal to his capital contributions plus an amount equal to 8% of adjusted capital contributions per annum, the General Partners will receive a management fee equaling 23.4659% of cash available for distributions and an equipment resale fee for the lesser of one half of any brokerage fee paid for services in connection with the sale of equipment or 3% of the sales price of the equipment.

NOTE 2 - NOTES PAYABLE

      A significant amount of the property acquired by the Partnership was pledged at time of purchase as collateral for the notes payable.
                   CYPRESS EQUIPMENT FUND, LTD.
                      (a Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

                          March 31, 1996


NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND
AFFILIATES

      The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the three months ended
March 31, 1996:

            Equipment Management Fees         $ 28,273
            Incentive Fees                       8,447
            General and Administrative Costs     9,958
            General Partner Distributions        3,560


NOTE 4 - BASIS OF PREPARATION

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the current period may not be indicative of the results to be expected for the year.
                   CYPRESS EQUIPMENT FUND, LTD.
                      (a Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS (Continued)
                            (Unaudited)

                          March 31, 1996

NOTE 5 - CASH AND CASH EQUIVALENTS

      It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and commercial paper. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $783,961 at March 31, 1996, represents cash of $9,138, cost plus accreted interest income on commercial paper of $448,569, and money market mutual funds of $326,254. At March 31, 1996, the estimated market value of the commercial paper was $448,569, resulting in no unrealized gain or loss.

NOTE 6 - CONTINGENCIES

      Pursuant to an agreement entered into between the Partnership and the seller of the initial specified equipment, the Partnership agreed to pay the seller fifteen percent (15%) of all residual proceeds in excess of $7,094,795 with respect to the initial specified equipment. The original cost of the applicable initial specified equipment owned by the Partnership at March 31, 1996 was $92,576. Residual proceeds means all sums received with respect to the initial specified equipment in the form of (i) re-lease proceeds, (ii) sale proceeds, and (iii) other payments made or consideration received pursuant to the terms of the leases underlying the initial specified equipment following the end of the initial lease terms less rebuilding costs and disposition expense. At March 31, 1996, residual proceeds of the initial specified equipment had exceeded $7,094,795 and the agreed percentage of all applicable proceeds has been paid to the seller. The agreed percentage of all remaining proceeds will be paid to Cypress Leasing Corporation upon remarketing of the remaining initial specified equipment. (See Note 3 - Compensation and Reimbursements to General Partners and Affiliates)

NOTE 7 - SUBSEQUENT EVENTS

      On April 30, 1996, the Partnership paid distributions of $350,833 to the Limited Partners and $3,543 to the General Partners and incentive management fee to the General Partners of $10,078. During April 1996, the Partnership sold equipment with an original cost of $93,188 for proceeds of $30,150.

      On May 8, the Partnership received $2,369,616 as payment of the Accounts Receivable-Sales.
                         CYPRESS EQUIPMENT FUND, LTD.
                            (a Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Results of Operations

     Rental income decreased from $1,412,066 for the three months ended March 31, 1995, to $855,880 for the three months ended March 31, 1996. This decrease resulted because rental equipment which was on lease during the first period was sold in the intervening period and provided no rental income in 1996 and rental equipment which was on lease during the first period came off lease in the intervening period and provided no rental income in 1996. Interest income decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to less cash available for short term investments. There was a net gain on sale of equipment for $1,111,776 for the quarter ended March 31, 1996.

     Interest expense decreased from $114,079 for the three months ended March 31, 1995, to $49,744 for the three months ended March 31, 1996. This decrease primarily resulted from a decreased average level of debt during the period. Management fee expense decreased due to lower rental income. Depreciation expense decreased for the three months ended March 31, 1996 versus the same period in 1995, because the Partnership had a lower depreciable basis of equipment as a result of sales during the last twelve months.

     The net effect of the above revenue and expense items resulted in a net income of $1,477,614 for the three months ended March 31, 1996, compared to a net income of $569,658 for the three months ended March 31, 1995.

     Notes payable decreased during the three months ended March 31, 1996, due to $415,523 of principal payments on notes.

     Liquidity and Capital Resources

     The primary source of funds for the three months ended March 31, 1996, was $855,880 from leasing revenues. These funds and Cash and Cash Equivalents at December 31, 1995, were used to make $415,523 of notes payments and $356,008 of distributions, and to pay operating expenses. As of March 31, 1996, the Partnership had $783,961 of Cash and Cash Equivalents.

     In the opinion of the General Partners there are no material trends, favorable or unfavorable, in the Partnership's capital resources, and the resources will be sufficient to meet the Partnership's needs for the foreseeable future.

     Short-term liquidity requirements consist of funds needed to meet administrative expenses, debt retirement, and cash distributions. These short term needs will be funded by Cash and Cash Equivalents at December 31, 1995, and rental income and proceeds from sales during 1996.
                         CYPRESS EQUIPMENT FUND, LTD.
                            (a Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     Liquidity and Capital Resources (Continued)

     In the opinion of the General Partners, the Partnership has sufficient funds or sources of funds to remain liquid for the expected life of the Partnership. The General Partners are not aware of any trends that significantly affect the Partnership's liquidity.

     The cash balance at March 31, 1996 was $783,961. The Partnership had net income of $1,477,614 for the three months ended March 31, 1996. After adjusting for depreciation and amortization and the changes in operating assets and liabilities, net cash provided by operating activities was $575,274. Cash flows provided by investing activities were $153,375 from the sale of equipment. Cash used in financing activities totaled $773,031, which was primarily payments on notes payable of $415,523 and distributions of $356,008.

     Actual cash distributions for the three months ended March 31, 1996 and 1995, were $356,008 and $607,424, respectively.

                         CYPRESS EQUIPMENT FUND, LTD.
                            (a Limited Partnership)


Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits - none.
(b)  Reports on Form 8-K - No Forms 8-K were filed during the quarter.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Cypress Equipment Fund, Ltd.

                                    RJ Leasing - 2, Inc.
                                      A General Partner




Date:  June 19, 1996                By:   /s/J. Davenport Mosby, III
                                          J. Davenport Mosby, III
                                          President



Date:  June 19, 1996                By:   /s/John M. McDonald
                                          John M. McDonald
                                          Vice President



Date:  June 19, 1996                By:   /s/Christa Kleinrichert
                                          Christa Kleinrichert
                                          Secretary and Treasurer