Form 10-Q
period 1996-06-30
CYPRESS EQUIPMENT FUND LTD
filed 1996-08-14
CIK 847486

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549-1004

                             FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                   June 30, 1996

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

                   YES     X        NO

                                                Number of Units at
      Title of Each Class                          June 30, 1996

Units of Limited Partnership
Interest:  $1,000 per unit                              24,054


                DOCUMENTS INCORPORATED BY REFERENCE

          Parts I and II, 1995 Form 10-K, filed with the
        Securities and Exchange Commission on June 4, 1996
        Parts III and IV - Form S-1 Registration Statement
            and all amendments and supplements thereto
                         File No. 33-27741

PART I - Financial Information

  Item 1.  Financial Statements

                   CYPRESS EQUIPMENT FUND, LTD.
                      (a Limited Partnership)

                          BALANCE SHEETS

                                   June 30,    December 31,
                                    1996           1995
                                 (Unaudited)     (Audited)
  ASSETS

Leased Equipment, at Cost       $ 16,676,555   $ 19,418,955
  Less:  Accumulated
           Depreciation           (9,565,846)   (10,208,588)
                                   7,110,709      9,210,367

Equipment Held for Sale            1,400,931      1,579,963
Rent Receivable                      697,473        438,358
Prepaid Expenses                      14,415              0
Deferred Debt Costs (Net of
  Accumulated Amortization of
  $127,976 and $121,662,
  Respectively)                        5,423         10,237
Cash and Cash Equivalents          2,873,082        828,343

     Total Assets               $ 12,102,033   $ 12,067,268

     LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Interest Payable              $     49,147   $     43,082
  Payable to:  General Partners       42,510         69,587
               Others                      0        101,589
  Notes Payable                    1,807,259      2,647,239
  Unearned Revenue                         0         43,687

     Total Liabilities             1,898,916      2,905,184

Partners' Equity:
  Limited Partners (24,054 units
    outstanding at June 30, 1996,
    and December 31, 1995)        10,310,777      9,280,155
  General Partners                  (107,660)      (118,071)

     Total Partners' Equity       10,203,117      9,162,084

     Total Liabilities and
       Partners' Equity         $ 12,102,033   $ 12,067,268


            The accompanying notes are an integral part
                  of these financial statements.
                   CYPRESS EQUIPMENT FUND, LTD.
                      (a Limited Partnership)

                     STATEMENTS OF OPERATIONS
                            (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30,

                                    1996           1995

Revenues:

  Rental Income                 $  1,580,178   $  2,722,195
  Interest Income                     30,819         52,755
  Gain on Sale of Equipment        1,111,494        176,725

     Total Revenues                2,722,491      2,951,675

Operating Expenses:

  Loss on Sale of Equipment
    Held for Sale                     14,713              0
  Management Fees - General
    Partners                          50,185         96,751
  Incentive Fees - General
    Partners                          18,525          1,203
  General and Administrative:
    Affiliates                        22,440         19,696
    Other                             74,511        120,518
  Interest Expense                    90,393        208,297
  Depreciation and Amortization      700,308      1,294,886

     Total Operating Expenses        971,075      1,741,351

Net Income                      $  1,751,416   $  1,210,324

Allocation of Net Income:
  Limited Partners              $  1,733,902   $  1,198,221
  General Partners                    17,514         12,103

                                $  1,751,416   $  1,210,324

Net Income Per $1,000 Limited
  Partnership Unit              $      72.08   $      49.81

Number of Limited Partnership
  Units                               24,054         24,054



            The accompanying notes are an integral part
                  of these financial statements.
                   CYPRESS EQUIPMENT FUND, LTD.
                      (a Limited Partnership)

                     STATEMENTS OF OPERATIONS
                            (Unaudited)

                FOR THE THREE MONTHS ENDED JUNE 30,

                                    1996           1995

Revenues:

  Rental Income                 $    724,298   $  1,310,129
  Interest Income                     22,849         29,116
  Gain on Sale of Equipment                0        176,725

     Total Revenues                  747,147      1,515,970

Operating Expenses:

  Loss on Sale of Equipment
    Held for Sale                      9,162              0
  Loss on Sale of Equipment            5,833              0
  Management Fees - General
    Partners                          13,465         46,077
  Incentive Fees - General
    Partners                          18,525          1,203
  General and Administrative:
    Affiliates                        12,482         11,810
    Other                             46,983         88,797
  Interest Expense                    40,649         94,218
  Depreciation and Amortization      326,246        633,199

     Total Operating Expenses        473,345        875,304

Net Income                      $    273,802   $    640,666

Allocation of Net Income:
  Limited Partners              $    271,064   $    634,259
  General Partners                     2,738          6,407

                                $    273,802   $    640,666

Net Income Per $1,000 Limited
  Partnership Unit              $      11.27   $      26.37

Number of Limited Partnership
  Units                               24,054         24,054


            The accompanying notes are an integral part
                  of these financial statements.
                   CYPRESS EQUIPMENT FUND, LTD.
                      (a Limited Partnership)

                     STATEMENTS OF CASH FLOWS
                            (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30,

                                    1996           1995
Cash Flows from Operating Activities:
  Net Income                    $  1,751,416   $  1,210,324
  Adjustments to Reconcile Net
    Income to Net Cash Provided
    by Operating Activities:
     (Gain) Loss on Sale of
       Equipment                  (1,111,494)      (176,725)
     Depreciation and
       Amortization                  700,308      1,294,886
     Changes in Operating Assets
       and Liabilities:
     (Increase) Decrease in
       Equipment Held for Sale       179,032              0
     (Increase) Decrease in
       Rent Receivable              (259,115)      (307,602)
     (Increase) Decrease in
       Prepaid Expenses              (14,415)        13,815
     Increase (Decrease) in
       Interest Payable                6,065         22,435
     Increase (Decrease) in
       Payable to:
         General Partners            (27,077)       (22,805)
         Affiliates                        0         (4,410)
         Others                     (101,589)        27,367
     Increase (Decrease) in
       Unearned Revenue              (43,687)             0
          Net Cash Provided by
            Operating Activities   1,079,444      2,057,285

Cash Flows from Investing Activities:
  Proceeds from Sale of
    Equipment                      2,517,158      2,589,632
          Net Cash Provided by
            Investing Activities   2,517,158      2,589,632

Cash Flows from Financing Activities:
  Payment of Notes Payable          (839,980)    (1,864,284)
  (Increase) Decrease in
    Deferred Debt Costs               (1,500)        (4,000)
  Distributions to Limited
    Partners                        (703,280)    (1,081,240)
  Distributions to General
    Partners                          (7,103)       (10,921)
          Net Cash (Used In)
            Financing Activities  (1,551,863)    (2,960,445)
Increase (Decrease) in Cash        2,044,739      1,686,472

Cash and Cash Equivalents at
  Beginning of Period                828,343      1,966,392

Cash and Cash Equivalents at
  End of Period                 $  2,873,082   $  3,652,864

Supplemental Cash Flow Information:
  Interest Paid                 $     84,328   $    185,862


            The accompanying notes are an integral part
                  of these financial statements.
                   CYPRESS EQUIPMENT FUND, LTD.
                      (a Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

                           June 30, 1996


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

      Cypress Equipment Management Corporation, a California corporation and a wholly-owned subsidiary of Cypress Leasing Corporation, is the Managing General Partner; RJ Leasing - 2, Inc., a Florida corporation and a second-tier subsidiary of Raymond James Financial, Inc., is the Administrative General Partner; and Raymond James Partners, Inc., a Florida corporation and a wholly-owned subsidiary of Raymond James Financial, Inc., is the other General Partner.

      Cash distributions, subject to payment of the equipment management fees, and profits and losses of the Partnership shall be allocated 99% to the Limited Partners and 1% to the General Partners. The General Partners are being paid an incentive management fee equal to 3.4593% of the cash available for distribution to the extent that an individual Limited Partner's share of such distribution causes that individual Limited Partner's cumulative cash distributions to exceed that Limited Partner's capital contribution. When each Limited Partner has received cumulative cash distributions equal to his capital contributions plus an amount equal to 8% of adjusted capital contributions per annum, the General Partners will receive an incentive management fee equaling 23.4593% of cash available for distributions and an equipment resale fee for the lesser of one half of any brokerage fee paid for services in connection with the sale of equipment or up to 3% of the sales price of the equipment.


NOTE 2 - NOTES PAYABLE

      A significant amount of the property acquired by the Partnership was pledged at time of purchase as collateral for the notes payable.
                   CYPRESS EQUIPMENT FUND, LTD.
                      (a Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS (Continued)
                            (Unaudited)

                           June 30, 1996


NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND
AFFILIATES

      The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the six months ended June 30, 1996:

            Equipment Management Fees         $ 50,185
            Incentive Fees                      18,525
            General and Administrative Costs    22,440
            General Partner Distributions        7,103


NOTE 4 - BASIS OF PREPARATION

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the current period may not be indicative of the results to be expected for the year.
                   CYPRESS EQUIPMENT FUND, LTD.
                      (a Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS (Continued)
                            (Unaudited)

                           June 30, 1996


NOTE 5 - CASH AND CASH EQUIVALENTS

      It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $2,873,082 at June 30, 1996, represents cash of $21,089, repurchase agreement of $2,536,000, and money market mutual funds of $315,993. At June 30, 1996, the estimated market value of the repurchase agreement was $2,536,000, resulting in no unrealized gain or loss.


NOTE 6 - CONTINGENCIES

      Pursuant to an agreement entered into between the Partnership and the seller of the initial specified equipment, the Partnership agreed to pay the seller fifteen percent (15%) of all residual proceeds in excess of $7,094,795 with respect to the initial specified equipment. The original cost of the applicable initial specified equipment owned by the Partnership at June 30, 1996 was $92,576. Residual proceeds means all sums received with respect to the initial specified equipment in the form of (i) re-lease proceeds, (ii) sale proceeds, and (iii) other payments made or consideration received pursuant to the terms of the leases underlying the initial specified equipment following the end of the initial lease terms less rebuilding costs and disposition expense. At June 30, 1996, residual proceeds of the initial specified equipment had exceeded $7,094,795 and the agreed percentage of all applicable proceeds has been paid to the seller. The agreed percentage of all remaining proceeds will be paid to Cypress Leasing Corporation upon remarketing of the remaining initial specified equipment.


NOTE 7 - SUBSEQUENT EVENTS

      On July 31, 1996, the Partnership paid distributions of
$1,600,076 to the Limited Partners and $16,162 to the General
Partners and incentive management fees to the General Partners of $84,549.
                   CYPRESS EQUIPMENT FUND, LTD.
                      (a Limited Partnership)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

  Six Months Ended June 30, 1996, Compared to Six Months Ended
  June 30, 1995

      Rental income decreased from $2,722,195 for the six months ended June 30, 1995, to $1,580,178 for the six months ended June 30, 1996. This decrease resulted from equipment that provided $1,016,710 of rental income in 1995 being sold in the intervening period and providing $131,583 of income in 1996 and equipment that provided $256,890 income in 1995 being off lease during 1996 and providing no rental income in 1996. Gain on sale of equipment increased from $176,725 for the six months ended June 30, 1995 to $1,111,494 for the six months ended June 30, 1996. Interest income decreased for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, due to a lower average cash balance available for investment.

      Interest expense decreased from $208,297 for the six months ended June 30, 1995, to $90,393 for the six months ended June 30, 1996. This decrease primarily resulted from a lower average level of debt during the period. Management fee expense decreased due to lower rental income. Depreciation expense decreased for the six months ended June 30, 1996 versus the same period in 1995, because the Partnership had a lower depreciable basis of equipment as a result of sales during the last twelve months.

      The net effect of the above revenue and expense items resulted in a net income of $1,751,416 for the six months ended June 30, 1996, compared to a net income of $1,210,324 for the six months ended June 30, 1995.

      Notes payable decreased during the six months ended June 30, 1996, due to $839,980 of principal payments on notes.

  Three Months Ended June 30, 1996, Compared to Three Months Ended
  June 30, 1995.

      Rental income decreased from $1,310,129 for the three months ended June 30, 1995, to $724,298 for the three months ended June 30, 1996. This decrease resulted from equipment that provided $457,386 of rental income in 1995 being sold in the intervening period and providing no rental income in 1996 and equipment that provided $128,445 of rental income in 1995 being off lease during 1996 and providing no rental income in 1996. Interest income decreased for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995, due to a lower average cash balance available for investment.
                   CYPRESS EQUIPMENT FUND, LTD.
                      (a Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Results of Operations (Continued)

  Three Months Ended June 30, 1996, Compared to Three Months Ended
  June 30, 1995

      Interest expense decreased from $94,218 for the three months ended June 30, 1995, to $40,649 for the three months ended June 30, 1996. This decrease primarily resulted from a lower average level of debt during the period. Management fee expense decreased due to lower rental income. Depreciation expense decreased for the three months ended June 30, 1996 versus the same period in 1995, because the Partnership had a lower depreciable basis of equipment as a result of sales during the last twelve months.

      The net effect of the above revenue and expense items resulted in a net income of $273,802 for the three months ended June 30, 1996, compared to a net income of $640,666 for the three months ended June 30, 1995.

      Notes payable decreased during the three months ended June 30, 1996, due to $424,457 of principal payments on notes.

  Liquidity and Capital Resources

      The primary source of funds for the six months ended June 30, 1996, were $1,580,178 from leasing revenues and $2,517,158 of proceeds from the sale of equipment. These funds were used to make $839,980 of notes payments and $710,383 of distributions and to pay operating expenses. As of June 30, 1996, the Partnership had $2,873,082 of Cash and Cash Equivalents.

      In the opinion of the General Partners there are no material trends, favorable or unfavorable, in the Partnership's capital resources, and the resources will be sufficient to meet the Partnership's needs for the foreseeable future.

      Short-term liquidity requirements consist of funds needed to meet administrative expenses, debt retirement, and cash distributions. These short term needs will be funded by Cash and Cash Equivalents at June 30, 1996, and rental income and proceeds from sales during 1996.

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

                   CYPRESS EQUIPMENT FUND, LTD.
                      (a Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Liquidity and Capital Resources (Continued)

      The cash balance at June 30, 1996, was $2,873,082. The Partnership had net income of $1,751,416 for the six months ended June 30, 1996. After adjusting for depreciation and amortization and the changes in operating assets and liabilities, net cash provided by operating activities was $1,079,444. Cash provided by investing activities was $2,517,158 from the sale of equipment.
Cash used in financing activities totaled $1,551,862 which was primarily payments on notes payable of $839,980 and distributions of $710,383.

      Actual cash distributions for the six months ended June 30, 1996 and 1995, were $710,383 and $1,092,161, respectively.
                   CYPRESS EQUIPMENT FUND, LTD.
                      (a Limited Partnership)


PART II - Other Information

   Item 6.  Exhibits and Reports on Form 8-K

   a)   Exhibits - None.
   b)   Reports on Form 8-K -

      Sale of two oil storage tank      Date Filed:  May 31, 1996
      facilities and two parcels of
      real property.

                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Cypress Equipment Fund, Ltd.

                                    RJ Leasing - 2, Inc.
                                      A General Partner




Date: August 14, 1996           By: /s/J. Davenport Mosby, III
                                    J. Davenport Mosby, III
                                    President



Date: August 14, 1996           By: /s/John M. McDonald
                                    John M. McDonald
                                    Vice President



Date: August 14, 1996           By: /s/Christa Kleinrichert
                                    Christa Kleinrichert
                                    Secretary and Treasurer