Form 10-Q
period 1996-09-30
CYPRESS EQUIPMENT FUND LTD
filed 1996-11-21
CIK 847486

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC  20549-1004

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                September 30, 1996


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

                  YES     X        NO

                                             Number of Units at
     Title of Each Class                     September 30, 1996

Units of Limited Partnership
Interest:  $1,000 per unit                          24,054

               DOCUMENTS INCORPORATED BY REFERENCE

         Parts I and II, 1995 Form 10-K, filed with the
       Securities and Exchange Commission of June 4, 1996
       Parts III and IV - Form S-1 Registration Statement
           and all amendments and supplements thereto
                        File No. 33-27741
PART I - Financial Information

   Item 1.  Financial Statements

                  CYPRESS EQUIPMENT FUND, LTD.
                     (a Limited Partnership)

                         BALANCE SHEETS

                                    September 30,  December 31,
                                        1996           1995
                                    ------------   ------------
  ASSETS                             (Unaudited)    (Audited)

Leased Equipment, at Cost           $ 16,676,555   $ 19,418,955
  Less:  Accumulated Depreciation     (9,889,060)   (10,208,588)
                                    ------------   ------------
                                       6,787,495      9,210,367

Equipment Held for Sale                1,400,931      1,579,963
Rent Receivable                          827,617        438,358
Prepaid Expenses                           9,420              0
Deferred Debt Costs (Net of
  Accumulated Amortization of
  $131,133 and $121,662,
  Respectively)                            3,766         10,237
Cash and Cash Equivalents              1,342,454        828,343
                                    ------------   ------------
    Total Assets                    $ 10,371,683   $ 12,067,268
                                    ============   ============
  LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Interest Payable                  $     51,936   $     43,082
  Payable to:  General Partners          243,174         69,587
               Others                          0        101,589
  Notes Payable                        1,373,677      2,647,239
  Unearned Revenue                             0         43,687
                                    ------------   ------------
    Total Liabilities                  1,668,787      2,905,184
                                    ------------   ------------
Partners' Equity:
  Limited Partners (24,054 units
    outstanding at September 30, 1996,
    and December 31, 1995)             8,825,558      9,280,155
  General Partners                      (122,662)      (118,071)
                                    ------------   ------------
    Total Partners' Equity             8,702,896      9,162,084
                                    ------------   ------------
    Total Liabilities and
      Partners' Equity              $ 10,371,683   $ 12,067,268
                                    ============   ============

           The accompanying notes are an integral part
                 of these financial statements.
                  CYPRESS EQUIPMENT FUND, LTD.
                     (a Limited Partnership)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                        1996           1995
                                    ------------   ------------
Revenues:

  Rental Income                     $  2,424,476   $  3,641,217
  Interest Income                         52,836         88,047
  Gain on Sale of Equipment            1,111,023      1,712,021
                                    ------------   ------------
     Total Revenues                    3,588,335      5,441,285
                                    ------------   ------------
Operating Expenses:

  Loss on Sale of Equipment
    Held for Sale                         14,713              0
  Management Fees - General Partners     100,792        124,606
  Incentive Fees - General Partners      103,074         37,150
  Resale Fees - General Partner          210,000              0
  General and Administrative:
    Affiliates                            36,025         33,655
    Other                                107,865        136,588
  Interest Expense                       121,754        286,290
  Depreciation and Amortization        1,026,679      1,825,975
                                    ------------   ------------
     Total Operating Expenses          1,720,902      2,444,264
                                    ------------   ------------
Net Income                          $  1,867,433   $  2,997,021
                                    ============   ============
Allocation of Net Income:

  Limited Partners                  $  1,848,759   $  2,967,051
  General Partners                        18,674         29,970
                                    ------------   ------------
                                    $  1,867,433   $  2,997,021
                                    ============   ============
Net Income Per $1,000 Limited
  Partnership Unit                  $      76.86   $     123.35
                                    ============   ============
Number of Limited Partnership Units       24,054         24,054
                                    ============   ============

           The accompanying notes are an integral part
                 of these financial statements.
                  CYPRESS EQUIPMENT FUND, LTD.
                     (a Limited Partnership)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)

            FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                        1996           1995
                                    ------------   ------------
Revenues:

  Rental Income                     $    844,298   $    919,022
  Interest Income                         22,017         35,292
  Gain on Sale of Equipment                    0      1,535,296
                                    ------------   ------------
     Total Revenues                      866,315      2,489,610
                                    ------------   ------------
Operating Expenses:

  Loss on Sale of Equipment                  471              0
  Management Fees - General Partners      50,607         27,855
  Incentive Fees - General Partners       84,549         35,947
  Resale Fees - General Partner          210,000              0
  General and Administrative:
    Affiliates                            13,585         13,959
    Other                                 33,354         16,070
  Interest Expense                        31,361         77,993
  Depreciation and Amortization          326,371        531,089
                                    ------------   ------------
     Total Operating Expenses            750,298        702,913
                                    ------------   ------------
Net Income                          $    116,017   $  1,786,697
                                    ============   ============
Allocation of Net Income:

  Limited Partners                  $    114,857   $  1,768,830
  General Partners                         1,160         17,867
                                    ------------   ------------
                                    $    116,017   $  1,786,697
                                    ============   ============
Net Income Per $1,000 Limited
  Partnership Unit                  $       4.77   $      73.54
                                    ============   ============
Number of Limited Partnership Units       24,054         24,054
                                    ============   ============

           The accompanying notes are an integral part
                 of these financial statements.
                  CYPRESS EQUIPMENT FUND, LTD.
                     (a Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                         1996           1995
                                    ------------   ------------
Cash Flows from Operating Activities:
  Net Income                        $  1,867,433   $  2,997,021
  Adjustments to Reconcile Net
    Income to Net Cash Provided
    by Operating Activities:
      (Gain) Loss on Sale of
        Equipment                     (1,111,023)    (1,712,021)
      Depreciation and Amortization    1,026,679      1,825,975
      Changes in Operating Assets
        and Liabilities:
      (Increase) Decrease in
        Equipment Held for Sale          179,032              0
      (Increase) Decrease in
        Rent Receivable                 (389,259)      (470,765)
      (Increase) Decrease in
        Prepaid Expenses                  (9,420)        18,387
      Increase (Decrease) in
        Interest Payable                   8,854         35,048
      Increase (Decrease) in
        Payable to:
          General Partners               173,587        (37,630)
          Others                        (101,589)       119,477
          Affiliates                           0         (4,410)
          Affiliates - Residual Proceeds       0        413,727
      Increase (Decrease) in
        Unearned Revenue                 (43,687)       121,926
                                    ------------   ------------
           Net Cash Provided by
             Operating Activities      1,600,607      3,306,735
                                    ------------   ------------
Cash Flows from Investing Activities:
  Proceeds from Sale of Equipment      2,516,687      4,916,073
                                    ------------   ------------
           Net Cash Provided by
             Investing Activities      2,516,687      4,916,073
                                    ------------   ------------
Cash Flows from Financing Activities:
  Payment of Notes Payable            (1,273,562)    (2,307,164)
  (Increase) Decrease in
    Deferred Debt Costs                   (3,000)        (7,000)
  Distributions to Limited
    Partners                          (2,303,356)    (4,413,213)
  Distributions to General
    Partners                             (23,265)       (44,578)
                                    ------------   ------------
           Net Cash (Used by)
             Financing Activities     (3,603,183)    (6,771,955)
                                    ------------   ------------
Increase (Decrease) in Cash              514,111      1,450,853

Cash and Cash Equivalents at
  Beginning of Period                    828,343      1,966,392
                                    ------------   ------------
Cash and Cash Equivalents at
  End of Period                     $  1,342,454   $  3,417,245
                                    ============   ============
Supplemental Cash Flow Information:
  Interest Paid                     $    112,900   $    251,242
                                    ============   ============

           The accompanying notes are an integral part
                 of these financial statements.
                  CYPRESS EQUIPMENT FUND, LTD.
                     (a Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

                       September 30, 1996

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

    Cash distributions, subject to payment of the equipment management fees, and profits and losses of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partners. The General Partners are being paid an incentive management fee equal to 3.4593% of the cash available for distribution to the extent that an individual Limited Partner's share of such distribution causes that individual Limited Partner's cumulative cash distributions to exceed that Limited Partner's capital contribution. After each Limited Partner has received cumulative cash distributions equal to his capital contributions plus an amount equal to 8% of adjusted capital contributions per annum, the General Partners receive an incentive management fee equaling 23.4593% of cash available for distributions and an equipment resale fee for the lesser of one half of any brokerage fee paid for services in connection with the sale of equipment or up to 3% of the sales price of the equipment.

NOTE 2 - NOTES PAYABLE

    A significant amount of the property acquired by the Partnership was pledged at time of purchase as collateral for the notes payable.
NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND
AFFILIATES

    The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the nine months ended September 30, 1996:

          Equipment Management Fees        $    100,792
          Incentive Fees                        103,074
          Resale Fees                           210,000
          General and Administrative Costs        36,025
          General Partner Distributions          23,265

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

NOTE 5 - CASH AND CASH EQUIVALENTS

    It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $1,342,454 at September 30, 1996, represents cash of $12,791, a repurchase agreement of $1,055,000, and money market mutual funds of $274,663.
NOTE 6 - CONTINGENCIES

    Pursuant to an agreement entered into between the Partnership and the seller of the initial specified equipment, the Partnership agreed to pay the seller fifteen percent (15%) of all residual proceeds in excess of $7,094,795 with respect to the initial specified equipment. The original cost of the applicable initial specified equipment owned by the Partnership at September 30, 1996, was $92,576. Residual proceeds means all sums received with respect to the initial specified equipment in the form of
(i) re-lease proceeds, (ii) sale proceeds, and (iii) other payments made or consideration received pursuant to the terms of the leases underlying the initial specified equipment following the end of the initial lease terms less rebuilding costs and disposition expense. At September 30, 1996, residual proceeds of the initial specified equipment had exceeded $7,094,795 and the agreed percentage of all applicable proceeds has been paid to the seller. The agreed percentage of all remaining proceeds, if any, will be paid to Cypress Leasing Corporation, the current owner of the seller's right to receive those excess residual proceeds, upon remarketing of the remaining initial specified equipment.

NOTE 7 - SUBSEQUENT EVENTS

    On October 31, 1996, the Partnership paid distributions of
$430,085 to the Limited Partners and $4,344 to the General
Partners and incentive management fees to the General Partners of $51,512.
                  CYPRESS EQUIPMENT FUND, LTD.
                     (a Limited Partnership)

    Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

    Results of Operations

    Nine Months Ended September 30, 1996, Compared to Nine
    Months Ended September 30, 1995

    Rental income decreased from $3,641,217 for the nine months ended September 30, 1995, to $2,424,476 for the nine months ended September 30, 1996. This decrease resulted from rental equipment which was on lease during the nine months ending September 30, 1995, was sold in the intervening period and provided less or no rental income in the nine months ending September 30, 1996, and equipment which came off lease after September 30, 1995, provided less or no rental income in 1996 than it had in 1995. Interest income decreased for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, due to a lower average cash balance available for investment.

    Interest expense decreased from $286,290 for the nine months ended September 30, 1995, to $121,754 for the nine months ended September 30, 1996. This decrease resulted from a lower average level of debt during the period. Depreciation expense decreased for the nine months ended September 30, 1996 versus the same period in 1995 because the Partnership had a lower depreciable basis of equipment as a result of sales during the last twelve months.

    Management fee expense decreased due to lower rental income for the nine months ended September 30, 1996. Incentive fees increased from $37,150 for the nine months ended September 30, 1995 to $103,074 for the nine months ended September 30, 1996. Incentive fees increased because cumulative limited partner distributions surpassed the level which causes a higher incentive fee rate.

    Equipment Resale fees of $210,000 were accrued in September 1996. The Equipment Resale Fee was deferred, without interest, until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date.

    During the nine months ended September 30, 1995, Rental Equipment with an original cost of $6,605,773 was sold for a gain of $1,712,021. During the nine months ended September 30, 1996, Equipment with an original cost of $2,742,400 was sold for a gain of $1,111,023. Rental Equipment Held for Sale with a net book value of $179,033 was sold at a loss of $14,713.
    The net effect of the above revenue and expense items resulted in net income of $1,867,433 for the nine months ended September 30, 1996, compared to net income of $2,997,021 for the nine months ended September 30, 1995.

    Notes payable decreased during the nine months ended
September 30, 1996, due to $1,273,562 of principal payments on notes.


    Three Months Ended September 30, 1996, Compared to Three
    Months Ended September 30, 1995

    Rental income decreased from $919,022 for the three months ended September 30, 1995, to $844,298 for the three months ended September 30, 1996. This decrease resulted from rental equipment that provided $211,120 of rental income in the third quarter of 1995 being sold in the intervening period and providing no rental income in the third quarter of 1996. This was offset by additional revenues of $136,396 for equipment that was off lease. Interest income decreased for the three months ended September 30, 1996, as compared to the three months ended September 30, 1995, due to a lower average cash balance available for investment.

    Interest expense decreased from $77,993 for the three months ended September 30, 1995, to $31,361 for the three months ended September 30, 1996. This decrease resulted from a lower average level of debt during the period. Depreciation expense decreased for the three months ended September 30, 1996 versus the same period in 1995 because the Partnership had a lower depreciable basis of equipment as a result of sales during the last twelve months.

    Management fee expense increased from $27,855 for the three months ended September 30, 1995 to $50,607 for the three months ended September 30, 1996. This increase was primarily due to a recalculation of management fees on revenues determined to be subject to management fees. This recalculation increased management fees by $21,819. Incentive fees increased from $35,947 for the three months ended September 30, 1995 to $84,549 for the three months ended September 30, 1996. Incentive Fees increased because cumulative limited partner distributions surpassed the level which causes a higher incentive fee rate.

    Equipment Resale fees of $210,000 were accrued in September 1996. The Equipment Resale Fee was deferred, without interest, until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date.
    During the three months ended September 30, 1995, Rental Equipment with an original cost of $2,040,167 was sold for a gain of $1,535,296.

    The net effect of the above revenue and expense items resulted in net income of $116,017 for the three months ended
September 30, 1996, compared to net income of $1,786,697 for the three months ended September 30, 1995.

    Notes payable decreased during the three months ended
September 30, 1996, due to $433,582 of principal payments on notes.

    Liquidity and Capital Resources

    The primary source of funds for the nine months ended
September 30, 1996, was $2,424,476 from leasing revenues and $2,516,687 from sales proceeds. These funds were used to make
$1,273,562 of notes payments and $2,326,621 of distributions and to pay operating expenses. As of September 30, 1996, the Partnership had $1,342,454 of Cash and Cash Equivalents.

    In the opinion of the General Partners there are no material trends, favorable or unfavorable, in the Partnership's capital resources, and the resources will be sufficient to meet the Partnership's needs for the foreseeable future.

    Short-term liquidity requirements consist of funds needed to meet administrative expenses, debt retirement, and cash distributions. These short term needs will be funded by Cash and Cash Equivalents at December 31, 1995, rental income, and proceeds from sales during 1996.

    In the opinion of the General Partners, the Partnership has sufficient funds or sources of funds to remain liquid for the expected life of the Partnership. The General Partners are not aware of any trends that significantly affect the Partnership's liquidity.

    Cash and Cash Equivalents at September 30, 1996, was $1,342,454. The Partnership had net income of $1,867,433 for the nine months ended September 30, 1996. After adjusting for depreciation and amortization and the changes in operating assets and liabilities, net cash provided by operating activities was $1,600,607. Cash provided by investing activities was $2,516,687 from the sale of equipment. Cash used in financing activities totaled $3,603,183, which was primarily payments on notes payable of $1,273,562 and distributions of $2,326,621.

    Actual cash distributions for the nine months ended
September 30, 1996 and 1995, were $2,326,621 and $4,457,791, respectively.
PART II - Other Information

   Item 6.  Exhibits and Reports on Form 8-K

   a)   Exhibits - None.
   b)   Reports on Form 8-K - None.

                           SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Cypress Equipment Fund, Ltd.

                              RJ Leasing - 2, Inc.
                                A General Partner




Date:  November 21, 1996      By:  /s/J. Davenport Mosby, III
                                   --------------------------
                                   J. Davenport Mosby, III
                                   President



Date:  November 21, 1996      By:  /s/John M. McDonald
                                   --------------------------
                                   John M. McDonald
                                   Vice President



Date:  November 21, 1996      By:  /s/Christa Kleinrichert
                                   --------------------------
                                   Christa Kleinrichert
                                   Secretary and Treasurer