Form 10-K
period 1996-12-31
CYPRESS EQUIPMENT FUND LTD
filed 1997-04-03
CIK 847486

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC. 20549-1004

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                        December 31, 1996
Commission file number                                0-19021
                       CYPRESS EQUIPMENT FUND, LTD.
          (Exact name of Registrant as specified in its charter)

                   Florida                                   59-2927387
       (State or other jurisdiction or                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

          880 Carillon Parkway, St. Petersburg, Florida          33716
             (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code        (813) 573-3800
Securities registered pursuant to Section 12(b) of the Act:         None
Securities registered pursuant to Section 12(g) of the Act:        24,054

                            Title of Each Class
                   Units of Limited Partnership Interest
                              $1,000 per unit

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES    X      NO
                          -------      -------

Number of shares outstanding of each of Registrant's classes of securities:
                                                Number of Units
   Title of Each Class                        at December 31, 1996
   -------------------                        --------------------

Units of Limited Partnership                         24,054
Interest:  $1,000 per unit

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------

            Parts III and IV - Form S-1 Registration Statement
                and all amendments and Supplements thereto
                             File No. 33-27741
                                  PART I

Item 1.  BUSINESS

General Development of Business -

     The Registrant is a Florida limited partnership (the "Partnership") composed of Cypress Equipment Management Corporation, a California corporation and a wholly-owned subsidiary of Cypress Leasing Corporation, as the Managing General Partner; RJ Leasing - 2, Inc., a Florida corporation and a second-tier subsidiary of Raymond James Financial, Inc., as the Administrative General Partner; Raymond James Partners, Inc., a Florida corporation and a wholly-owned subsidiary of Raymond James Financial, Inc., as the other General Partner; and purchasers of partnership units as Limited Partners.

Financial Information about Industry Segments -

     The Registrant is engaged in only one industry segment, to acquire transportation, manufacturing, industrial and other equipment (the "Equipment") and lease the Equipment to third parties.

Narrative Description of Business -

     The Partnership acquired and leased equipment which generated cash distributions to the Limited Partners from leasing revenues and proceeds from disposition. One full payout lease represents 53% and off-lease equipment represents 47% of original cost of equipment owned as of December 31, 1996.

     The Partnership is currently in the process of remarketing the remaining equipment. When all equipment is sold, the partnership will be dissolved.

     The Registrant has no direct employees. The General Partners have full and exclusive discretion in management and control of the Partnership.


Item 2.  PROPERTIES

     The Registrant commenced operations in December 1989, and as of December 31, 1996, the original cost of Equipment owned by the Partnership, including Rental Equipment Held for Sale, was $19,906,000. As of December 31, 1996, Equipment was leased to one lessee that was located within the United States. Equipment and related information consists of the following:

                                                  FUTURE REVENUE
                                                   OF REMAINING
                         LEASE                        LEASE
                      MATURITIES AT  ACQUISITION      TERM AT
        EQUIPMENT       12/31/96          COST       12/31/96
 -------------------  ------------   ----------   --------------
Aircraft *             Jan. 1997     $10,470,886  $   4,937,026

Mining Equipment *     Off-lease         263,712              0

Aircraft               Off-lease       9,171,219              0
                                     -----------  -------------

 TOTAL                               $19,905,817  $   4,937,026
                                     ===========   ============

   The lessees and the percentages of total equipment owned are as follows:

           Southwest Airlines Co.              53%
           Rental Equipment Held for Sale      47%
                                               ---
                                              100%
                                               ===

   *  This equipment was sold subsequent to year end.

Item 3.  LEGAL PROCEEDINGS

     The Registrant is not a party to any material pending legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1996.


                                  PART II


Item 5.  MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER
        MATTERS

     (a)The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.

     (b)Approximate number of equity security holders:

                                         Number of Record Holders
      Title of Each Class                 as of December 31, 1996

Units of Limited Partnership Interest             1228
General Partner Interests                            3

Item 6.  SELECTED FINANCIAL DATA

                 1996        1995        1994       1993         1992
Total
Revenues       $4,272,279  $ 6,411,824  $ 7,289,486 $ 9,609,921  $10,230,999

Net Income     $1,580,331  $ 3,269,481  $ 2,356,051 $ 2,363,070  $ 2,376,667

Total Assets   $8,753,118  $12,067,268  $18,759,210 $28,602,126  $36,671,148

Notes Payable  $  452,427  $ 2,647,239  $ 5,800,723 $10,328,450  $16,286,501

Distributions
to Limited
Partners Per
Limited
Partnership
Unit           *  $103.01  *   $276.01
Outstanding     - $119.19   -  $285.00  $    315.00 $    158.50  $    146.78

Earnings Per
Limited
Partnership
Unit
Outstanding    $    65.04  $    134.56  $     96.97 $     97.26  $     97.82


   The selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This statement is not covered by the auditor's opinion included elsewhere in this report.

* Distributions during 1995 and 1996 varied with the month of admission because of the commencement of the incentive fee.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Rental income decreased from $4,558,004 for the period ended December 31, 1995, to $3,096,716 for the year ended December 31, 1996. This decrease resulted because equipment that came off lease during 1995 and 1996 was subsequently sold and did not generate as much income in 1996 as it had in 1995. Equipment with a book value of $1,584,696 was sold for a gain of $1,096,310 during the year ended December 31, 1996. Interest income decreased during the year ended December 31, 1996, as compared to 1995 because cash available for investment was less than it was in 1995.


     Interest expense decreased from $350,757 for the period ended December 31, 1995, to $139,402 for the year ended December 31, 1996. This resulted from a decreased average level of debt during the period. Management fee expense decreased because rental income decreased. Depreciation expense decreased for the year ended December 31, 1996 versus 1995, because the Partnership had a lower depreciable basis of equipment during 1996 due to sales.

     The net effect of the above revenue and expense items generated net income of $1,580,331 for the year ended December 31, 1996, compared to a net income of $3,269,481 for the year ended December 31, 1995.

     Notes payable decreased during the year ended December 31, 1996, due to $2,194,812 principal payments on notes.


Liquidity and Capital Resources

     The primary sources of funds for the year ended December 31, 1996 were $2,646,584 of cash from operations, $2,516,686 of sales proceeds, and Cash and Cash Equivalents at December 31, 1995. These sources were used to pay operating expenses and to make $2,194,812 of note payments and $2,761,050 of distributions. As of December 31, 1996, the Partnership had $947,493 of Cash and Cash Equivalents.

     Actual cash distributions amounted to $2,761,050 in 1996, $6,844,803 in 1995, and $7,653,545 in 1994.

     In the opinion of the General Partners there are no material trends, favorable or unfavorable, in the Partnership's capital resources and these resources will be sufficient to meet the Partnership's needs for the foreseeable future.

     Short-term liquidity requirements consist of funds needed to meet administrative expenses and debt retirement. These short-term needs will be funded by cash and cash equivalents at December 31, 1996, and rental income and sales proceeds received in 1997. As the Partnership's remaining lease expires during 1997, the Partnership is winding down its operations. Dissolution will occur when the Partnership's last asset is sold.

     In the opinion of the General Partners, the Partnership has sufficient funds or sources of funds to remain liquid for the remaining life of the Partnership. The General Partners are not aware of any trends that significantly affect the Partnership's liquidity.








                       INDEPENDENT AUDITOR'S REPORT



To the Partners of
  Cypress Equipment Fund, Ltd.

     We have audited the accompanying balance sheets of Cypress Equipment Fund, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Equipment Fund, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under
Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

     As discussed in Note 9, the Partnership is winding down its operation.


                                  SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                          Certified Public Accountants

Clearwater, Florida
March 12, 1997
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CYPRESS EQUIPMENT FUND, LTD.

                              BALANCE SHEETS

                               DECEMBER 31,

                                    1996           1995
                                 ------------   ------------
     ASSETS

Rental Equipment, at Cost        $ 10,470,886   $ 19,418,955
  Less:  Accumulated Depreciation (6,613,785)   (10,208,588)
                                 ------------   ------------

                                    3,857,101      9,210,367


Rental Equipment Held for Sale      3,558,111      1,579,963
Rent Receivable                       385,129        438,358
Prepaid Expense                         4,425              0
Deferred Debt Costs (Net of Accumulated
  Amortization of $135,298 and $121,662,
  Respectively)                           859         10,237
Cash and Cash Equivalents             947,493        828,343
                                 ------------   ------------
     Total Assets                $  8,753,118   $ 12,067,268
                                 ============   ============

     LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Interest Payable               $      8,106   $     43,082
  Payable to   :  General Partners    265,503         69,587
               :  Affiliates            5,446              0
               :  Others               40,271        101,589
  Notes Payable                       452,427      2,647,239
  Unearned Revenue                          0         43,687
                                 ------------   ------------
     Total Liabilities                771,753      2,905,184
                                 ------------   ------------

Partners' Equity:
  Limited Partners (24,054 units outstanding
    at December 31, 1996 and 1995)  8,111,242      9,280,155
  General Partners                  (129,877)      (118,071)
                                 ------------   ------------
     Total Partners' Equity         7,981,365      9,162,084
                                 ------------   ------------
     Total Liabilities and
       Partners' Equity          $  8,753,118   $ 12,067,268
                                 ============   ============

                The accompanying notes are an integral part
                      of these financial statements.
                       CYPRESS EQUIPMENT FUND, LTD.

                         STATEMENTS OF OPERATIONS

                     FOR THE YEARS ENDED DECEMBER 31,

                           1996         1995          1994
                        ------------  ------------ ------------
Revenues:

Rental Income           $ 3,096,716  $ 4,588,004   $ 7,072,389
Interest Income              64,540      110,423        79,192
Gain on Sale of Equipment 1,111,023    1,713,397             0
Gain on Sale of Rental
  Equipment Held for Sale         0            0       138,265
                        -----------  -----------   -----------
  Total Revenues          4,272,279    6,411,824     7,289,846
                        -----------  -----------   -----------
Operating Expenses:

Loss on Sale of Equipment         0            0       189,208
Loss on Sale of Rental
  Equipment Held for Sale    14,713            0             0
Management Fees
  General Partners          120,540      153,163       258,657
Incentive Fees
  General Partners          154,586       79,834             0
Resale Fees
  General Partners          212,581            0             0
General and Administrative:
  Affiliate                  49,504       40,855        29,161
  Other                     196,564      181,850       163,265
Interest Expense            139,402      350,757       663,299
Depreciation and
  Amortization            1,354,058    2,335,884     3,630,205
Write Down of Rental
  Equipment Held for Sale   450,000            0             0
                        -----------  -----------   -----------
  Total Operating Expenses2,691,948    3,142,343     4,933,795
                        -----------  -----------   -----------
Net Income              $ 1,580,331  $ 3,269,481   $ 2,356,051
                        ===========  ===========   ===========
Allocation of Net Income:
  Limited Partners      $ 1,564,528  $ 3,236,786   $ 2,332,490
  General Partners           15,803       32,695        23,561
                        -----------  -----------   -----------
                        $ 1,580,331  $ 3,269,481   $ 2,356,051
                        ===========  ===========   ===========
Net Income Per $1,000 Limited Partnership
  Unit Outstanding      $     65.04  $    134.56   $     96.97
                        ===========  ===========   ===========
Number of Limited
  Partnership Units          24,054       24,054        24,054
                        ===========  ===========   ===========

                The accompanying notes are an integral part
                      of these financial statements.
                       CYPRESS EQUIPMENT FUND, LTD.

                      STATEMENTS OF PARTNERS' EQUITY

  FOR THE THREE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                         Limited      General      Total
                        Partners'    Partners'   Partners'
                          Equity      Deficit      Equity
                       ----------- -----------  -----------

  Balance at
     December 31, 1993 $18,064,244$   (29,344)   $18,034,900


Net Income - 1994        2,332,490      23,561     2,356,051

Distributions - 1994   (7,577,010)    (76,535)   (7,653,545)
                       ----------- -----------   -----------
  Balance at
     December 31, 1994  12,819,724    (82,318)    12,737,406


Net Income - 1995        3,236,786      32,695     3,269,481

Distributions - 1995   (6,776,355)    (68,448)   (6,844,803)
                       ----------- -----------   -----------
  Balance at
     December 31, 1995   9,280,155   (118,071)     9,162,084


Net Income - 1996        1,564,528      15,803     1,580,331

Distributions - 1996   (2,733,441)    (27,609)   (2,761,050)
                       ----------- -----------   -----------
  Balance at
     December 31, 1996 $ 8,111,242$  (129,877)   $ 7,981,365
                       =========== ===========   ===========

                The accompanying notes are an integral part
                      of these financial statements.
                       CYPRESS EQUIPMENT FUND, LTD.

                         STATEMENTS OF CASH FLOWS

                     FOR THE YEARS ENDED DECEMBER 31,

                             1996         1995          1994
                         ------------ ------------  ------------
Cash Flows from Operating Activities:
 Net Income             $  1,580,331  $  3,269,481 $  2,356,051
 Adjustments to Reconcile Net Income to
   Net Cash Provided by (Used in)
   Operating Activities:
     (Gain) Loss on
       Sale of Equipment (1,111,023)   (1,713,397)      189,208
     Depreciation and
       Amortization        1,354,058     2,335,884    3,630,205
     Write Down of Rental Equipment
       Held for Sale         450,000             0            0
     Changes in Operating Assets and Liabilities:
       (Increase) Decrease in Rental
         Equipment Held
           for Sale          179,033             0      785,428
       (Increase) Decrease in
         Rent Receivable      53,229        75,601        7,025
       (Increase) Decrease in
         Prepaid Expenses    (4,425)        22,960       12,772
       Increase (Decrease) in
         Interest Payable   (34,976)      (36,895)     (45,907)
       Increase (Decrease) in Payable to:
         General Partners    195,916      (23,612)     (19,693)
         Affiliates            5,446       (4,410)        4,410
         Other                22,682        17,589            0
       Increase (Decrease) in
         Unearned Revenue   (43,687)           192       43,495
                        ------------  ------------ ------------
           Net Cash Provided by Operating
            Activities     2,646,584     3,943,393    6,962,994
                        ------------  ------------ ------------
Cash Flows from Investing Activities:
 Increase (Decrease) in
   Accounts Payable         (84,000)        84,000            0
 Purchases of Equipment            0      (84,000)     (67,215)
 Proceeds from Sale
   of Equipment            2,516,686     4,923,845    4,305,705
                        ------------  ------------ ------------
           Net Cash Provided by (Used in) Investing
            Activities     2,432,686     4,923,845    4,238,490
                        ------------  ------------ ------------
Cash Flows from Financing Activities:
 Payment of Notes Payable(2,194,812)   (3,153,484)  (4,527,727)
 (Increase) Decrease in
   Deferred Debt Costs       (4,258)       (7,000)      (7,250)
 Distributions to
   Partners              (2,761,050)   (6,844,803)  (7,653,545)
                        ------------  ------------ ------------

           Net Cash (Used In) Financing
            Activities   (4,960,120)  (10,005,287) (12,188,522)
                        ------------  ------------ ------------

Increase (Decrease) in Cash  119,150   (1,138,049)    (987,038)

Cash and Cash Equivalents
 at Beginning of Period      828,343     1,966,392    2,953,430
                        ------------  ------------ ------------
Cash and Cash Equivalents
 at End of Period       $    947,493  $    828,343 $  1,966,392
                        ============  ============ ============
Supplemental Cash Flow Information:
 Interest Paid          $    174,378  $    387,652 $    709,206
                        ============  ============ ============
Supplemental Schedule of Non-Cash Investing Activities:

In 1995, Rental Equipment with a cost of $3,389,924 and a net book value of $1,355,974 was transferred to Rental Equipment Held for Sale.

In 1996, Rental Equipment with a cost of $6,205,669 and a net book value of $2,432,180 (after the write down of $175,000) was transferred to Rental Equipment Held for Sale.

























                The accompanying notes are an integral part
                      of these financial statements.
                       CYPRESS EQUIPMENT FUND, LTD.

                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 1996

NOTE 1 - ORGANIZATION

     Cypress Equipment Fund, Ltd. (the "Partnership"), a Florida limited partnership, was formed March 3, 1989, for the purpose of acquiring and leasing transportation, manufacturing, industrial and other equipment. The Partnership commenced operations on December 1, 1989 and will terminate on December 31, 2010, or sooner, in accordance with the terms of the Limited Partnership Agreement. The Partnership has received Limited and General Partners' capital contributions of $24,054,000 and $2,000, respectively.

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

     Cash distributions, subject to payment of the equipment management fees, and profits and losses of the Partnership shall be allocated 99% to the Limited Partners and 1% to the General Partners. The General Partners are being paid an incentive management fee equal to 3.4593% of the cash available for distribution to the extent that an individual Limited Partner's share of such distribution causes that individual Limited Partner's cumulative cash distributions to exceed that Limited Partner's capital contribution. For those Limited Partners who have received cumulative cash distributions equal to his capital contributions plus an amount equal to 8% of adjusted capital contributions per annum, the General Partners are being paid a management fee equaling 23.4593% of cash available for distributions and an equipment resale fee for the sales price of the equipment times the lesser of one half of any brokerage fee paid for services in connection with the sale of equipment or 3%.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting

     The Partnership utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized as obligations when incurred.

     Cash and Cash Equivalents

     It is the Partnership's policy to include all money market funds, commercial paper, and banker's acceptances with an original maturity of three months or less in Cash and Cash Equivalents.
     Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risks consist principally of cash investments and rents receivable. The cash investments are placed in high credit quality financial institutions and in a money market mutual fund that is managed by a wholly-owned subsidiary of Raymond James Financial, Inc. The Partnership receives rental income exclusively from lessees. Management does not believe that significant credit risk exits in relation to these accounts at December 31, 1996.

     The Partnership maintains deposits in excess of federally insured limits. Statement of Financial Accounting Standards No. 105 requires disclosure regardless of the degree of risk.

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from these estimates.

     Offering and Commission Costs

     Offering and commission costs were charged against Limited Partners' Equity upon admission of Limited Partners.

     Leases

     The Partnership accounts for its leases in accordance with the operating method. Under the operating method of accounting, the leased equipment is recorded as an asset at cost and depreciated on the declining balance method using an eight to twelve year life. Rental income is recognized ratably over the terms of the leases.

     The Partnership's policy is to periodically review the estimated future rental income including remarketing of its leased equipment ("Future Revenues"). Should such review indicate that estimated Future Revenues will not exceed expenses including depreciation in any future period, the Partnership will revise its depreciation policy as appropriate.

     Rental Equipment Held for Sale

     The Partnership's policy is to periodically review the market value of Rental Equipment Held for Sale with its net book value. Should such a review indicate that the net book value exceeds the market value, an additional write down will be taken. The net book value of Rental Equipment Held for Sale exceeded market value resulting in a write down of $450,000 for the year ended December 31, 1996.

     Income Taxes

     Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the Partners in their individual income tax returns. Accordingly, no provision for such taxes has been made.
     Per Unit Computations

     Per unit computations are based on the number of $1,000 limited partnership units outstanding as follows: 24,054 units outstanding for the period from January 1, 1994 through December 31, 1996.

     Reclassifications

     For comparability, the 1994 and 1995 figures have been reclassified where appropriate to conform to the financial statement presentation used in 1996.


NOTE 3 - RELATED PARTY TRANSACTIONS

     General Partners

     The General Partners have contributed a total of $2,000 to the Partnership.

     Equipment management fees of $120,540, $153,163, and $258,657 (5% of gross rentals from rental equipment subject to operating leases, 2% of gross rentals from rental equipment subject to full payout leases, or 1% of gross rentals from rental equipment subject to operating leases for which the Administrative and Managing General Partners arrange for and actively supervise the performance of services); incentive management fees of $154,586, $79,834, and $0; and equipment resale fees of $212,581, $0, and
$0 were paid or accrued to the Administrative and Managing General Partners in 1996, 1995, and 1994, respectively. Gross rentals for purposes of calculating equipment management fees include cash revenues received by the Partnership subsequent to the date of purchase, including cash revenues that relate to periods prior to the date of purchase.

     Affiliates of the General Partner

     The following amounts were paid or accrued to affiliates of the Administrative General Partner: $49,504 in 1996, $40,855 in 1995, and $29,161 in 1994 for reimbursement of general and administrative expenses on an accountable basis.

     In December 1993, Cypress Leasing Corporation, parent of the Managing General Partner, purchased a group of assets from the seller of the initial specified equipment, including the seller's right to receive 15% of the net residual proceeds of the Cypress Equipment Fund, Ltd. with respect to the Celanese, MOPAC, and USX transactions. In 1995 and 1994, Cypress Leasing Corporation was paid $412,974 and $16,718 respectively, for these residual proceeds. (See Note 8 - Contingencies)
NOTE 4 - LEASES

     The initial lease terms of the equipment are generally 3 to 20 years. Future minimum rentals to be received on these leases at December 31, 1996 are as follows:

               Year Ending
               December 31,                Amount

               1997                        $77,026
                                           =======


NOTE 5 - NOTES PAYABLE

     Notes payable at December 31, 1996 and 1995, consist of the following:

       As of December 31, 1996:

           Non-recourse note payable secured
           by equipment with fixed interest rate
           of 8.6%.                             $    452,427
                                                ============
       As of December 31, 1995

           Non-recourse notes payable secured
           by equipment with fixed interest rates
           of 8.6% and 8.7%.                    $  2,647,239
                                                ============

     The aggregate amounts of principal payments due in the years after December 31, 1996 are : 1997 - $452,427.


NOTE 6 - TAXABLE INCOME

     The Partnership's taxable income differs from financial income primarily due to depreciation which is recorded under the Modified Accelerated Cost Recovery System (MACRS). The following is a reconciliation between net income as reported and Partnership income for tax purposes:

                               1996         1995         1994
                            ----------   ----------   ----------
Net income per financial
  statements               $ 1,580,331  $ 3,269,481 $ 2,356,051

Tax gain in excess of (less
than) financial gain on sale
of equipment                 (621,213)      767,180     472,273

Tax depreciation less than
  (in excess of) financial
  depreciation                 288,293     (95,522)   (406,748)
                            ----------   ---------- -----------
Partnership income for tax
  purposes                 $ 1,247,411  $ 3,941,139 $ 2,421,576
                            ==========   ==========  ==========
NOTE 7 - MAJOR LESSEE INFORMATION

     Three lessees accounted for $1,848,616, $528,000, and $468,517 of rental income for the year ended December 31, 1996. Three lessees accounted for $1,848,616, $528,000, and $520,575 of rental income for the year ended December 31, 1995. Three lessees accounted for $1,848,616, $1,516,996, and $852,244 of rental income for the year ended December 31, 1994.


NOTE 8 - CONTINGENCIES

     Pursuant to an agreement entered into between the Partnership and the seller of the initial specified equipment, the Partnership agreed to pay the seller fifteen percent (15%) of all residual proceeds in excess of $7,094,795 with respect to the initial specified equipment. The original cost of the applicable initial specified equipment owned by the Partnership at December 31, 1996 was $92,576. Residual proceeds means all sums received with respect to the initial specified equipment in the form of (i) re-lease proceeds, (ii) sale proceeds, and (iii) other payments made or consideration received pursuant to the terms of the leases underlying the initial specified equipment following the end of the initial lease terms less rebuilding costs and disposition expense. As of December 31, 1996, the residual proceeds from the sale of initial specified equipment have exceeded $7,094,795 and the agreed percentage of all applicable proceeds have been paid to the seller. The agreed percentage of all remaining proceeds will be paid to Cypress Leasing Corporation upon remarketing of the remaining initial specified equipment. (See Note 3 - Related Party Transactions)


NOTE 9 - OTHER

     As the Partnership's remaining lease expires in 1997, the Partnership is winding down its operations. Dissolution will occur when the Partnership's last asset is sold.


NOTE 10 - SUBSEQUENT EVENTS

     On January 15, 1997, the Partnership sold a Boeing Model 737 for proceeds of $5,804,955.

     On January 31, 1997, the Partnership paid distributions of $4,860,231 to the Limited Partners and $49,093 to the General Partners and incentive management fees to the General Partners of $678,979 for the quarter ended December 31, 1996.

     On February 26, 1997, the Partnership sold a unit rig truck for proceeds of $210,000.

     On March 3, 1997, the General Partners were paid $563,778 in Resale
Fees.


Item 9.  Disagreements on Accounting and Financial Disclosures

       None.


                                 PART III


Item 10.    Directors and Executive Officers of the Registrant

     Information regarding the officers and directors of the General Partners is listed within the section captioned "Management" on pages 40 through 43 of the Prospectus which is incorporated herein by reference.


Item 11.    Executive Compensation

     The Partnership has no directors or officers. See Item 13 for compensation to the General Partners and affiliates.


Item 12.    Security Ownership of Certain Beneficial Owners and Management

     The General Partners of Cypress Equipment Fund, Ltd., as purchasers of Partnership units, own 0 units of the outstanding securities of the Partnership as of December 31, 1996. Given below is information regarding ownership of units by directors and officers of the General Partners of Cypress Equipment Fund, Ltd.:

                        Number of Limited
   Name of              Partnership Units
Beneficial Owner        Individually Owned          % of Class

John M. McDonald                10                    .04


     The Registrant is a Limited Partnership and therefore does not have voting securities. To the knowledge of the Partnership, no person owns of record, or beneficially, more than 5% of the Partnership's outstanding units.


Item 13.    Certain Relationships and Related Transactions

     The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of the Partnership. The amounts and kinds of compensation and fees are described on pages 8 through 10 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 3 of Notes to Financial Statements in Item 8 of the Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the periods ended December 31, 1996, December 31, 1995, and December 31, 1994.
                                  PART IV


Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-
K

a.              (1)Financial Statements -

                (2)Financial Statement Schedules -

            V.  Rental Equipment.
            VI. Accumulated Depreciation of Rental Equipment.

          * All other schedules are omitted because they are not applicable or not required, or because the required information is shown in the financial statements or in the notes thereto.

                (3)Exhibit Index -

         Table
        Number                                              Page

            2     Plan of liquidation, organization,
                  arrangement, liquidation, or
                  succession                               ***
            3     Articles of incorporation and by-laws     *
            4     Instruments defining the rights of
                  security holders, including
                  debentures                                *
            9     Voting Trust Agreement                   ***
           10     Material Contracts                       ***
           11     Computation of per share earnings        ***
           12     Computation of ratios                    ***
           13     Annual report to security holders        ***
           18     Letter re: change in accounting
                  principles                               ***
           19     Previously unfiled documents             ***
           22     Subsidiaries of the Registrant           ***
           23     Published report regarding matters
                  submitted to vote of security holders    ***
           24     Consents of experts and counsel          ***
           25     Power of Attorney                         *
           28     Additional Exhibits
           28.01  Option Agreement, dated as of July
                  31, 1989, between Steiner Financial
                  Corporation, ("Grantor") and Cypress
                  Equipment Fund, Ltd. ("Purchaser").       **
           28.02  Security Agreement made the 1st day
                  of December, 1989, by and between
                  Steiner Financial Corporation
                  ("Secured Party") and Cypress
                  Equipment Fund, Ltd. "Debtor").           **

           28.03  Indemnification Agreement dated as of
                  December 1, 1989 by RJ Leasing - 2,
                  Inc. and Raymond James Partners, Inc.
                  (collectively referred to as the
                  "General Partners") in favor of
                  Steiner Financial Corporation, its
                  officers, directors, employees,
                  agents, subsidiaries, and affiliates
                  (collectively the "Indemnities").         **
           28.04  Indemnification Agreement dated as of
                  December 1, 1989 by Cypress Equipment
                  Management Corporation ("Cypress") in
                  favor of Steiner Financial
                  Corporation, its officers, directors,
                  employees, agents, subsidiaries and
                  affiliates (collectively, the
                  "Indemnities").                           **
           28.05  Promissory Note dated December 1,
                  1989 between Cypress Equipment Fund,
                  Ltd. ("Borrower") and Steiner
                  Financial Corporation ("Lender") in
                  the amount of $850,000.                   **
           28.06  Purchase Agreement dated December 1,
                  1989, between Steiner Financial
                  Corporation ("Seller") and Cypress
                  Equipment Fund, Ltd. ("Purchaser").       **
           28.07  Lease of Railroad Equipment dated as
                  of June 15, 1974, between First
                  Security Bank of Utah, N.A. (Lessor)
                  as Owner Trustee under a Trust
                  agreement dated as of June 15, 1974
                  with First Security Leasing Company
                  or its successors and assigns
                  (Beneficiary) and Grand Trunk Western
                  Railroad Company (Lessee).                **
           28.08  Assignment and Assumption Agreement
                  entered into as of December 1, 1989,
                  between Steiner Financial Corporation
                  ("Seller") and Cypress Equipment
                  Fund, Ltd. ("Purchaser").                 **
           28.09  Amendment No. 1 to Trust Agreement
                  dated as of June 15, 1974 between
                  Steiner Financial Corporation and
                  First Security Bank of Utah, N.A.,
                  dated as of November 27, 1989,
                  acknowledged and agreed to by Cypress
                  Equipment Fund, Ltd.                      **
           28.10  Purchase Agreement dated December 1,
                  1989, between Steiner Financial
                  Corporation ("Seller") and Cypress
                  Equipment Fund, Ltd. ("Purchaser").       **
           28.11  Equipment Lease Agreement No. 6,
                  dated as of November 1, 1982 between
                  First Security Bank of Utah, National
                  Association, as trustee of USS Trust
                  No. 6 (Lessor), and United States
                  Steel Corporation (Lessee).               **
           28.12  Bill of Sale dated as of the 15th day
                  of November, 1989, between First
                  Security Bank of Utah, N.A. (the
                  "Seller") and Steiner Financial
                  Corporation (the "Buyer").                **
           28.13  Assignment & Assumption Agreement
                  entered into as of the 15th day of
                  November, 1989, by and between First
                  Security Bank of Utah, N.A., as
                  trustee of USS Trust No. 6
                  ("Assignor") and Steiner Financial
                  Corporation ("Assignee").                 **
           28.14  Assignment and Assumption Agreement
                  entered into as of December 1, 1989,
                  between Steiner Financial Corporation
                  ("Seller") and Cypress Equipment
                  Fund, Ltd., a Florida limited
                  partnership ("Purchaser").                **
           28.15  Purchase Agreement dated January 16,
                  1990, between Steiner Financial
                  Corporation ("Seller") and Cypress
                  Equipment Fund, Ltd. ("Purchaser").       **
           28.16  Lease of Railroad Equipment dated as
                  of June 1, 1977 between Consolidated
                  Rail Corporation and First Security
                  Bank of Utah, National Association,
                  not in its individual capacity but
                  solely as Trustee under a Trust
                  Agreement dated as of the date hereof
                  with Steiner, Sea, Air & Rail Co., CI
                  Transportation Leasing Corporation
                  and The Fifth Third Leasing Company.      **
           28.17  Assignment and Assumption Agreement
                  entered into as of January 16, 1990,
                  between Steiner Financial Corporation
                  ("Seller") and Cypress Equipment
                  Fund, Ltd. ("Purchaser").                 **
           28.18  Amendment No. 1 to Trust Agreement
                  dated as of June 1, 1977 between
                  Steiner Sea, Air & Rail Co., (n/k/a
                  Steiner Financial Corporation) CI
                  Transportation Leasing Corporation
                  (n/k/a Sanwa Business Credit
                  Corporation) and General Electric
                  Railcar Services Corporation
                  (assignee of The Fifth Third Leasing
                  Company) (the "Owners") and First
                  Security Bank of Utah, N.A. (the
                  "Trustee"), dated as of  December 29,
                  1989, acknowledged and agreed to by
                  Cypress Equipment Fund, Ltd.              **
           28.19  Trust Agreement dated as of June 1,
                  1977 between Steiner Sea, Air & Rail
                  Co., CI Transportation Leasing
                  Corporation and The Fifth Third
                  Leasing Company as Owners, and First
                  Security Bank of Utah, National
                  Association as Trustee.                   **
           28.20  Purchase Agreement dated January 16,
                  1990, between Grand Trunk Western
                  Railroad Company and Cypress
                  Equipment Fund, L.P..                     **
           28.21  Asset Purchase Agreement dated as of
                  July 12, 1990 between SH Leasing,
                  Inc., and Cypress Equipment Fund,
                  Ltd.                                      **
           28.22  Assignment and Assumption Agreement
                  dated July 12, 1990 between SH
                  Leasing, Inc. and Cypress Equipment
                  Fund, Ltd.                                **
           28.23  Private Act of Sale and Assumption of
                  Mortgage between SH Leasing, Inc.
                  (Vendor) and Cypress Equipment Fund,
                  Ltd. (Vendee), dated the 11th day of
                  July, 1990.                               **
           28.24  Residual Sharing Agreement made as of
                  July 12, 1990 between Cypress
                  Equipment Fund, Ltd. and SH Leasing,
                  Inc.                                      **
           28.25  Lease Agreement dated as of July 15,
                  1974 among Unilease No. 10, Inc., as
                  Lessor and System Fuels, Inc., as
                  Lessee and Middle South Utilities,
                  Inc.                                      **
           28.26  Lease of Railroad Equipment dated as
                  of October 30, 1990 between Cypress
                  Equipment Fund, Ltd. ("Lessor") and
                  CSX Transportation, Inc. ("Lessee").      **
           28.27  Memorandum of Lease of Railroad
                  Equipment dated as of November 28,
                  1990 between Cypress Equipment Fund,
                  Ltd. ("Lessor") and CSX
                  Transportation, Inc. ("Lessee").          **
           28.28  Purchase Agreement dated November
                  30, 1990 between Helm Financial
                  Corporation ("Seller") and Cypress
                  Equipment Fund, Ltd. ("Purchaser").       **
           28.29  Purchase Agreement dated November
                  30, 1990 between American Security
                  Bank, N.A. ("Seller") and Cypress
                  Equipment Fund, Ltd. ("Purchaser").       **
           28.30  Purchase Agreement dated November
                  30, 1990 between Great American
                  Insurance Company ("Seller") and
                  Cypress Equipment Fund, Ltd.
                  ("Purchaser").                            **
           28.31  Memorandum of Security Agreement
                  dated as of December 3, 1990 between
                  Cypress Equipment Fund, Ltd. (the
                  "Debtor") and The Philadelphia
                  National Bank (the "Secured Party")
                  incorporated as CoreStates Bank,
                  N.A.                                      **
           28.32  Non-recourse Promissory Note in the
                  amount of $735,653.60 dated December
                  3, 1990 between Cypress Equipment
                  Fund, Ltd. ("Maker") and The
                  Philadelphia National Bank
                  incorporated as CoreStates Bank,
                  N.A. ("Payee").                           **
           28.33  Security Agreement dated as of
                  December 3, 1990 between Cypress
                  Equipment Fund, Ltd. (the "Debtor")
                  and The Philadelphia National Bank
                  incorporated as CoreStates Bank,
                  N.A. (the "Secured Party").               **
           28.34  Bill of Sale dated December 3, 1990
                  between American Security Bank, N.A.
                  ("Seller") and Cypress Equipment
                  Fund, a Florida Limited Partnership
                  Purchaser").                              **
           28.35  Bill of Sale dated December 3, 1990
                  between Great American Insurance
                  Company ("Seller") and Cypress
                  Equipment Fund, Ltd. ("Purchaser").       **
           28.36  Bill of Sale dated December 3, 1990
                  between Helm Financial Corporation
                  ("Seller") and Cypress Equipment
                  Fund, a Florida Limited Partnership
                  Purchaser").                              **
           28.37  Bill of Sale between American
                  Security Bank, N.A. ("Seller") and
                  Cypress Equipment Fund, a Florida
                  Limited Partnership ("Purchaser").        **
           28.38  Assignment of Lease executed and
                  delivered as of December 3, 1990
                  from Cypress Equipment Fund, Ltd.
                  ("Assignor") to The Philadelphia
                  National Bank incorporated as
                  CoreStates Bank, N.A.                     **
           28.39  Consent and Agreement executed and
                  delivered as of November 28, 1990
                  between CSX Transportation, Inc. and
                  The Philadelphia National Bank
                  incorporated as CoreStates Bank,
                  N.A.                                      **
           28.40  Rail Equipment Exchange Agreement
                  dated as of November 14, 1990
                  between David R. Eckles and Brad S.
                  Wind.                                     **
           28.41  Assignment, Assumption and Consent
                  Agreement entered into July 8, 1986
                  between Helm Financial Corporation,
                  Brian D. Stucker, and The
                  Philadelphia National Bank.               **
           28.42  Purchase and Sale Agreement made as
                  of November 26, 1990 by and among
                  Cypress Equipment Fund, L.P.
                  ("Purchaser") and American Finance
                  Group ("Seller").                         **
           28.43  Schedule 1, Assignment and
                  Assumption Agreement and Bill of
                  Sale dated as of November 26, 1990
                  between Cypress Equipment Fund, L.P.
                  ("Purchaser") and American Finance
                  Group ("Seller").                         **
           28.44  Master Equipment Lease Agreement No.
                  9010DEG422, dated as of October 11,
                  1990, between American Finance Group
                  ("Lessor") and GAF Building
                  Materials Corporation ("Lessee").         **
           28.45  Master Equipment Lease Agreement No.
                  8510NJG210 dated as of October 25,
                  1985 between American Finance Group,
                  Inc., Lessor, and GAF Corporation,
                  Lessee.                                   **
           28.46  Incumbency Certificate for GAF
                  Building Materials Corporation dated
                  as of October 11, 1990.                   **
           28.47  Desktop Appraisal of Selected
                  Equipment dated September 24, 1990
                  by Independent Equipment Company.         **
           28.48  Assignment of Invoice dated as of
                  November 26, 1990 by and between
                  American Finance Group ("Lessor")
                  and Cypress Leasing Corporation
                  ("Assignee") pertaining to Tri-Lift,
                  Inc. ("Vendor").                          **
           28.49  Assignment of Invoice dated as of
                  November 26, 1990 by and between
                  American Finance Group ("Lessor")
                  and Cypress Leasing Corporation
                  ("Assignee") pertaining to Toyota
                  Industrial Equipment ("Vendor").          **
           28.50  Purchase Agreement dated as of
                  November 1, 1990, between Sovran
                  Leasing Corporation ("Seller"), and,
                  First Security Bank of Utah, N.A.,
                  not in its individual capacity but
                  solely as Trustee (Purchaser").           **
           28.51  Assignment and Assumption Agreement,
                  entered into as of November 1, 1990,
                  between Sovran Leasing Corporation
                  ("Seller"), and First Security Bank
                  of Utah, N.A., not in its individual
                  capacity but solely as Trustee
                  ("Purchaser").                            **
           28.52  Mortgage and Loan Agreement dated as
                  of November 1, 1990 among First
                  Security Bank of Utah, N.A., not in
                  its individual capacity but solely
                  as Trustee and Cypress Equipment
                  Fund, Ltd., collectively, as
                  Borrower and Sovran Leasing
                  Corporation, as Lender.                   **
           28.53  Non-recourse Promissory Note, Series
                  1 (Secured by Lease Obligations of
                  Allegheny Commuter Airlines, Inc.)
                  in the amount of $1,798,320.61.           **
           28.54  Aircraft Lease dated as of May 1,
                  1985, between Suburban Funding
                  Corporation as Lessor and Suburban
                  Airlines, Inc. as Lessee.                 **
           28.55  Bill of Sale dated December 7, 1990
                  by Sovran Leasing Corporation
                  (Seller).                                 **
           28.56  Appraisal Report on a Shorts SD3-60
                  Aircraft, dated September 25, 1990,
                  prepared for Cypress Leasing
                  Corporation by BK Associates, Inc.        **
           28.57  Sale and Lease Agreement, dated as
                  of July 10, 1991 between First
                  Security Bank of Utah, National
                  Association, as Owner Trustee
                  ("Lessor") and Southwest Airlines
                  Co. ("Lessee").                           **
           28.58  Sale and Lease Agreement Supplement
                  No. 1, dated July 15, 1991 between
                  First Security Bank of Utah,
                  National Association ("Lessor") and
                  Southwest Airlines Co. ("Lessee").        **
           28.59  Trust Agreement, dated as of July
                  10, 1991 between Cypress Equipment
                  Fund, Ltd. ("Owner Participant") and
                  First Security Bank of Utah,
                  National Association ("Owner
                  Trustee").                                **
           28.60  Participation Agreement, dated as of
                  July 10, 1991 among Southwest
                  Airlines Co. ("Lessee"), Cypress
                  Equipment Fund, Ltd. ("Owner
                  Participant"), Nationwide Life
                  Insurance Company ("Lender") and
                  First Security Bank of Utah,
                  National Association ("Owner
                  Trustee").                                **
           28.61  Tax Indemnity Agreement, dated as of
                  July 10, 1991, is made and entered
                  into among First Security Bank of
                  Utah, National Association
                  ("Trustee"), Cypress Equipment Fund,
                  Ltd. ("Owner  Participant") and
                  Southwest Airlines Co. ("Lessee").        **
           28.62  Security Agreement and Mortgage,
                  dated as of July 10, 1991 between
                  First Security Bank of Utah,
                  National Association ("Lessor") and
                  Nationwide Life Insurance Co.
                  ("Lender").                               **
           28.63  Mortgage Supplement No. 1, dated
                  July 15, 1991 by and between First
                  Security Bank of Utah, National
                  Association ("Lessor") and
                  Nationwide Life Insurance Co.
                  ("Lender").                               **
           28.64  Nonrecourse Promissory Note, dated
                  July 15, 1991 between First Security
                  Bank of Utah, National Association
                  ("Lessor") and Nationwide Life
                  Insurance Co. ("Lender").                 **
           28.65  Aircraft Lease Agreement dated as of
                  December 1, 1991 between McDonnell
                  Douglas Finance Corporation
                  ("Lessor") and Northwest Aircraft,
                  Inc. ("Lessee").                          **
           28.66  Assignment of Sublease and Consent
                  and Agreement dated as of December
                  26, 1991 among McDonnell Douglas
                  Finance Corporation, a Delaware
                  corporation ("Assignee"), Northwest
                  Aircraft, Inc., A Delaware
                  corporation ("Assignor") and Mesaba
                  Aviation, Inc., a Minnesota
                  corporation ("Sublessee").                **
           28.67  Aircraft Sublease Agreement between
                  Northwest Aircraft, Inc.
                  ("Sublessor") and Mesaba Aviation,
                  Inc. ("Sublessee")  dated December
                  30, 1988.                                 **
           28.68  Aircraft Lease Agreement dated as of
                  December 8, 1988 between Fairchild
                  Aircraft Corporation ("Lessor") and
                  Northwest Aircraft, Inc. ("Lessee")       **
           28.69  Assignment of Lease by and among
                  McDonnell Douglas Finance
                  Corporation and First Security Bank
                  of Utah dated December 31, 1991.          **
           28.70  Assignment of Sublease by and among
                  McDonnell Douglas Finance
                  Corporation and First Security Bank
                  of Utah dated December 31, 1991.          **
           28.71  Assignment and Assumption of Lease
                  and Purchase and Sale of Aircraft by
                  and between First Security Bank of
                  Utah and McDonnell Douglas Finance
                  Corporation dated December 31,
                  1991.                                     **
           28.72  Purchase and Sale Agreement dated as
                  of February 1, 1992 by and between
                  BLC Corporation and Cypress
                  Equipment Fund, Ltd.                      **
           28.73  Trust Agreement dated as of February
                  1, 1992, between First Security Bank
                  of Utah, N.A. ("Owner-Trustee") and
                  Cypress  Equipment Fund, Ltd.,
                  ("Trustor").                              **
           28.74  Participation Agreement dated as of
                  February 1, 1992, among Cypress
                  Equipment Fund, Ltd. ("Trustor");
                  First Security Bank of Utah, N.A.
                  ("Owner-Trustee"); The Institutional
                  Investor Named in Schedule 2 Hereto
                  ("Note Purchaser"); and State Street
                  Bank and Trust Company of
                  Connecticut, N.A. ("Security
                  Trustee").                                **
           28.75  Security Agreement - Trust Deed
                  dated as of February 1, 1992,
                  between First Security Bank of Utah,
                  N.A. as Owner-Trustee under Cypress
                  Equipment Fund, Ltd. Trust No. 92-1
                  and State Street Bank and Trust
                  Company of Connecticut, N.A.              **
           28.76  Security agreement - Trust Deed
                  Supplement No. 1 dated February 25,
                  1992 between First Security Bank of
                  Utah, N.A. as Owner-Trustee under
                  Cypress Equipment Fund, Ltd. Trust
                  No. 92-1 and State Street Bank and
                  Trust Company of Connecticut, N.A.        **
           28.77  Purchase Agreement dated as of
                  February 1, 1995, between Cypress
                  Equipment Fund, Ltd., a Florida
                  limited partnership ("Seller"), and
                  Helm-Atlantic Associates Limited
                  Partnership, a Delaware limited
                  partnership ("Purchaser").  (This
                  purchase Agreement pertains to
                  fourteen (14) of the fifteen (15)
                  sold locomotives.)                        **
           28.78  Assignment and Assumption Agreement
                  dated as of June 1, 1995, by and
                  between Cypress Equipment Fund,
                  Ltd., a Florida limited partnership
                  ("Seller"), and Helm-Atlantic
                  Associates Limited Partnership, a
                  Delaware limited partnership
                  ("Purchaser").                            **
           28.79  Assignment of Lease dated as of June
                  1, 1995, by and between Cypress
                  Equipment Fund, Ltd., a Florida
                  limited partnership ("Seller"), and
                  Helm-Atlantic Associates Limited
                  Partnership, a Delaware limited
                  partnership (Purchaser").                 **
           28.80  Purchase Agreement dated as of
                  February 1, 1995, between Cypress
                  Equipment Fund, Ltd., a Florida
                  limited partnership ("Seller"), and
                  Helm-Atlantic Associates Limited
                  Partnership, a Delaware limited
                  partnership ("Purchaser").  (This
                  Purchase Agreement pertains to one
                  (1) of the fifteen (15) sold
                  locomotives.)                             **
           28.81  Purchase and Assignment Agreement
                  dated as of this January 31, 1996 by
                  and between Cypress Equipment Fund,
                  Ltd., a Florida limited partnership
                  with its principal office and place
                  of business at 880 Carillon
                  Parkway, St. Petersburg, Florida
                  ("Seller"), and ICON Cash Flow
                  Partners, L.P., Series D, a Delaware
                  limited partnership with its
                  principal office and place of
                  business at 600 Mamaroneck Avenue,
                  Harrison, NY  10528, ("Buyer").           **
           28.82  Bill of Sale dated as of January 31,
                  1996 between Cypress Equipment Fund,
                  Ltd., a Florida limited partnership
                  ("Seller"),and ICON Cash Flow
                  Partners, L.P., Series D, a Delaware
                  limited partnership ("Buyer").            **
           28.83  Assignment and Assumption Agreement
                  dated January 31, 1996 between
                  between Cypress Equipment Fund,
                  Ltd., a Florida limited partnership
                  ("Seller"), and ICON Cash Flow
                  Partners, L.P., Series D, a Delaware
                  limited partnership ("Buyer").            **
           28.84  Assignment of Warranties and Consent
                  dated January 31, 1996, between
                  Cypress Equipment Fund, Ltd., a
                  Florida limited partnership
                  "Seller"), and ICON Cash Flow
                  Partners, L.P., Series D, a Delaware
                  limited partnership ("Buyer").            **
           29     Information from reports furnished
                  to state insurance regulatory
                  authorities                              ***

             * Included with Form S-1, Registration No. 33-27741 previously filed with the Securities and Exchange Commission.

             **    Included with Form 8-K, as amended, previously filed
             with the Securities and Exchange Commission.

             ***   Exhibits were omitted as not required, not applicable,
             or the information required to be shown therein is included elsewhere in this report.

b.      Reports filed on Form 8-K - None.

c.      Exhibits filed with this report - None.
                       SCHEDULE V - RENTAL EQUIPMENT

                     FOR THE YEARS ENDED DECEMBER 31,

                           1996         1995          1994
                       ------------ ------------  ------------
Balance at
Beginning of Year      $ 19,418,955 $ 29,347,068  $ 38,090,014

Additions at Cost                 0       84,000        67,215

Retirements             (2,742,400)  (6,622,190)   (8,810,161)

Other Changes (1)       (6,205,669)  (3,389,923)             0
                        -----------  -----------   -----------
 Balance at End of Year$ 10,470,886 $ 19,418,955  $ 29,347,068
                        ===========  ===========   ===========



        SCHEDULE VI - ACCUMULATED DEPRECIATION OF RENTAL EQUIPMENT


                  FOR THE THREE YEARS ENDED DECEMBER 31,



                           1996         1995          1994
                        -----------  -----------   -----------


Balance at
Beginning of Year      $ 10,208,588 $ 13,342,752  $ 14,053,795

Additions Charged to Costs
 and Expenses            1,340,422    2,311,526     3,604,205

Retirements             (1,336,736)  (3,411,740)   (4,315,248)

Other Changes (1)       (3,598,489)  (2,033,950)             0
                        -----------  -----------   -----------
 Balance at End of Year$  6,613,785 $ 10,208,588  $ 13,342,752
                        ===========  ===========   ===========




(1) Other changes consists of transfer of off-lease Rental Equipment to Rental Equipment Held for Sale.



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Cypress Equipment Fund, Ltd.


                                   RJ Leasing - 2, Inc.
                                     A General Partner




Date: March 27, 1997               By:  /s/J. Davenport Mosby, III
     ----------------                  --------------------------
                                       J. Davenport Mosby, III
                                        President




Date: March 27, 1997               By:  /s/John M. McDonald
     ----------------                  -------------------
                                        John M. McDonald
                                        Vice President




Date: March 27, 1997               By:  /s/Christa Kleinrichert
                                   ---------------------------------------
                                        Christa Kleinrichert
                                        Secretary and Treasurer





                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Cypress Equipment Fund, Ltd.


                                   RJ Leasing - 2, Inc.
                                     A General Partner

ATTEST:




/s/Christa Kleinrichert            By:  /s/J. Davenport Mosby, III
--------------------------------        -------------------------
Christa Kleinrichert                    J. Davenport Mosby, III
Secretary and Treasurer                 President