Form 10-Q
period 1997-03-31
CYPRESS EQUIPMENT FUND LTD
filed 1997-05-20
CIK 847486

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549-1004

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                      March 31, 1997


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

                            YES     X        NO

                                     Number of Units at
     Title of Each Class               March 31, 1997

Units of Limited Partnership
Interest:  $1,000 per unit                  24,054

                    DOCUMENTS INCORPORATED BY REFERENCE

              Parts I and II, 1996 Form 10-K, filed with the
           Securities and Exchange Commission on March 27, 1997
            Parts III and IV - Form S-1 Registration Statement
                and all amendments and supplements thereto
                             File No. 33-27741

PART I - Financial Information

  Item 1.  Financial Statements

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                              BALANCE SHEETS
                              --------------
                                March  31,     December 31,
                                   1997            1996
                                -----------    ------------
    ASSETS                      (Unaudited)      (Audited)
    ------
Rental Equipment, at Cost      $          0   $ 10,470,886
  Less:  Accumulated Depreciation         0     (6,613,785)
                               ------------   ------------
                                          0      3,857,101
                               ------------   ------------

Rental Equipment Held for Sale    3,334,121      3,558,111
Rent Receivable                           0        385,129
Prepaid Expense                       1,710          4,425
Deferred Debt Costs (Net of
  Accumulated Amortization of
  $136,679 and $ 135,298
  Respectively)                       3,302            859
Cash and Cash Equivalents           556,387        947,493
                               ------------   ------------
    Total Assets               $  3,895,520   $  8,753,118
                               ============   ============

    LIABILITIES AND PARTNERS' EQUITY
    --------------------------------
Liabilities:
  Interest Payable             $          0   $      8,106
  Payable to:  General Partners      12,590        265,503
               Affiliates                 0          5,446
               Others                     0         40,271
  Notes Payable                           0        452,427
                               ------------   ------------
    Total Liabilities                12,590        771,753
                               ------------   ------------
Partners' Equity:
  Limited Partners (24,054 units
   outstanding at March 31, 1997,
   and December 31, 1996)         4,053,791      8,111,242
  General Partners                 (170,861)      (129,877)
                               ------------   ------------
    Total Partners' Equity        3,882,930      7,981,365
                               ------------   ------------
    Total Liabilities and
      Partners' Equity         $  3,895,520   $  8,753,118
                               ============   ============
                The accompanying notes are an integral part
                      of these financial statements.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF OPERATIONS
                         ------------------------
                                (Unaudited)

                   FOR THE THREE MONTHS ENDED MARCH 31,

                                     1997          1996
                               ------------   ------------
Revenues:

  Rental Income                $     77,025   $    855,880
  Interest Income                    19,749          7,970
  Gain on Sale of Equipment       1,802,731      1,117,327
                               ------------   ------------
    Total Revenues                1,899,505      1,981,177
                               ------------   ------------
Operating Expenses:

  Loss on Sale of Rental Equipment
   Held for Sale                     16,190          5,551
  Management Fees - General
   Partners                           1,541         36,720
  Incentive Fees - General
   Partners                         678,979              0
  Resale Fees - General
   Partners                         351,196              0
  General and Administrative:
   Affiliates                         3,320          9,958
   Other                             34,388         27,528
  Interest Expense                    1,621         49,744
  Depreciation and Amortization       1,381        374,062
                               ------------   ------------
    Total Operating Expenses      1,088,616        503,563
                               ------------   ------------
Net Income                     $    810,889   $  1,477,614
                               ============   ============
Allocation of Net Loss:
  Limited Partners             $    802,780   $  1,462,838
  General Partners                    8,109         14,776
                               ------------   ------------
                               $    810,889   $  1,477,614
                               ============   ============
Net Income Per $1,000 Limited
  Partnership Unit             $      33.37   $      60.81
                               ============   ============
Number of Limited Partnership
 Units                               24,054         24,054
                               ============   ============


                The accompanying notes are an integral part
                      of these financial statements.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                         ------------------------
                                (Unaudited)
                   FOR THE THREE MONTHS ENDED MARCH 31,

                                     1997         1996
                               ------------   ------------
Cash Flows from Operating Activities:
  Net Income (Loss)            $    810,889   $  1,477,614
  Adjustments to Reconcile Net
   Income (Loss) to Net Cash Provided
   by (Used in) Operating Activities:
      (Gain) Loss on Sale of
        Equipment                (1,802,731)    (1,117,327)
      Depreciation and
        Amortization                  1,381        374,062
      Changes in Operating Assets
        and Liabilities:
      Decrease in Rental Equipment
        Held for Sale               223,990        139,721
      (Increase) Decrease in
       Rent Receivable              385,129       (128,971)
      (Increase) Decrease in
        Prepaid Expenses              2,715              0
      Increase (Decrease) in
        Interest Payable             (8,106)         3,113
      Increase (Decrease) in
        Payable to:
          General Partners         (252,913)       (27,662)
          Affiliates                 (5,446)             0
          Others                    (40,271)      (101,589)
      Increase (Decrease) in
        Unearned Revenue                  0        (43,687)
                              -------------   ------------
         Net Cash Provided by (Used In)
           Operating Activities    (685,363)       575,274
                              -------------   ------------
Cash Flows from Investing Activities:
  Proceeds from Sale of Equipment  5,659,832     2,522,991
  (Increase) Decrease in
   Sales Receivable                        0    (2,369,616)
                              --------------   -----------
        Net Cash Provided by (Used In)
          Investing Activities     5,659,832       153,375
                              --------------   -----------
Cash Flows from Financing Activities:
  (Increase) Decrease in
   Deferred Debt Costs                (3,824)       (1,500)
  Payment of Notes Payable          (452,427)     (415,523)
  Distributions to Limited
   Partners                       (4,860,231)     (352,448)
  Distributions to General
   Partners                          (49,093)       (3,560)
                              --------------   -----------
        Net Cash (Used in)
          Financing Activities    (5,365,575)     (773,031)
                              --------------   -----------

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                   STATEMENTS OF CASH FLOWS (Continued)
                   -----------------------------------
                                (Unaudited)

                   FOR THE THREE MONTHS ENDED MARCH 31,

                                      1997           1996
                                ------------   ------------
(Decrease) in Cash                  (391,106)       (44,382)

Cash and Cash Equivalents at
  Beginning of Period                947,493        828,343
                                ------------   ------------
Cash and Cash Equivalents at
  End of Period                 $    556,387   $    783,961
                                ============   ============
Supplemental Cash Flow Information:
  Interest Paid                 $      9,727   $     46,631
                                ============   ============

                The accompanying notes are an integral part
                      of these financial statements.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                                (Unaudited)

                              March 31, 1997
                              --------------
NOTE 1 - ORGANIZATION

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

NOTE 2 - NOTES PAYABLE

     As of March 31, 1997, the Partnership has no outstanding notes payable.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the three months ended March 31, 1997:

          Equipment Management Fees            $  1,541
          Incentive Fees                        678,979
          Resale Fees                           351,196
          General and Administrative Costs        3,320
          General Partner Distributions          49,093

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                                (Unaudited)

                              March 31, 1997
                              --------------
NOTE 4 - BASIS OF PREPARATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the current period may not be indicative of the results to be expected for the year.

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $556,387 at March 31, 1997 represents cash of $48,574, a repurchase agreement of $506,000, and money market mutual funds of $1,813.

NOTE 6 - CONTINGENCIES

     Pursuant to an agreement entered into between the Partnership and the seller of the initial specified equipment, the Partnership agreed to pay the seller fifteen percent (15%) of all residual proceeds in excess of $7,094,795 with respect to the initial specified equipment. Residual proceeds means all sums received with respect to the initial specified equipment in the form of (i) re-lease proceeds, (ii) sale proceeds, and
(iii) other payments made or consideration received pursuant to the terms of the leases underlying the initial specified equipment following the end of the initial lease terms less rebuilding costs and disposition expense. As of March 31, 1997, residual proceeds of the initial specified equipment had exceeded $7,094,795, all initial specified equipment had been sold, and the agreed percentage of all applicable proceeds had been paid to the seller.

NOTE 7 - OTHER EVENTS

     All equipment leases have expired. The partnership is winding down its operation pending the sale of the off lease equipment.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)


   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


     Results of Operations

     Rental income decreased from $855,880 for the three months ended March 31, 1996, to $77,025 for the three months ended March 31, 1997. This decrease resulted because rental equipment which was on lease during the first period was sold in the intervening period and provied no rental income in 1997 and equipment which was on lease during the first period came off lease in the intervening period and provided no rental income in 1997. Interest income increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to a higher average cash balance available for investment.

     Interest expense decreased from $49,744 for the three months ended March 31, 1996, to $1,621 for the three months ended March 31, 1997. This decrease primarily resulted from all debt being retired during the intervening period. Depreciation expense decreased for the three months ended March 31, 1997 versus the same period in 1996, because the Partnership had a lower depreciable basis of equipment as a result of sales during the last twelve months.

     Management fee expense decreased due to lower rental income for the three months ended March 31, 1997. Incentive fees increased from $0 for the three months ended March 31, 1996 to $678,979 for the three months ended March 31, 1997. Incentive fees increased because cumulative limited partner distributions surpassed the level which causes a higher incentive fee rate.

     Equipment resale fees increased from $0 for the three months ended March 31, 1996 to $351,196 for the three months ended March 31, 1997. The Equipment Resale fee was deferred, without interest, until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date.

     During the three months ended March 31, 1996, Rental Equipment with an original cost of $2,742,400 was sold for a gain of $1,117,327. During the three months ended March 31, 1997, Rental Equipment with an original cost of $10,470,886 was sold for a gain of $1,802,731. Rental Equipment Held for Sale with a net book value of $223,990 was sold at a loss of $16,190.

     The net effect of the above revenue and expense items resulted in a net income of $810,889 for the three months ended March 31, 1997, compared to a net income of $1,477,614 for the three months ended March 31, 1996.

     All notes payable were paid off during the three months ended March
31, 1997.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (Continued)

     Liquidity and Capital Resources

     The primary source of funds for the three months ended March 31, 1997, was $5,659,832 from sales proceeds and $77,025 from leasing revenues.
These funds were used to make $452,427 of notes payments and $4,909,324 of distributions, and to pay operating expenses. As of March 31, 1997, the Partnership had $556,387 of Cash and Cash Equivalents.

     In the opinion of the General Partners there are no material trends, favorable or unfavorable, in the Partnership's capital resources, and the resources will be sufficient to meet the Partnership's needs for the foreseeable future.

     Short-term liquidity requirements consist of funds needed to meet administrative expenses and cash distributions. These short term needs will be funded by Cash and Cash Equivalents at December 31, 1996, and proceeds from sales during 1997.

     In the opinion of the General Partners, the Partnership has sufficient funds or sources of funds to remain liquid for the expected life of the Partnership. The General Partners are not aware of any trends that significantly affect the Partnership's liquidity.

     The cash balance at March 31, 1997 was $556,387. The Partnership had net income of $810,889 for the three months ended March 31, 1997. After adjusting for depreciation and amortization and the changes in operating assets and liabilities, net cash used in operating activities was $685,363. Cash provided by investing activities were $5,659,832 from the sale of equipment. Cash used in financing activities totaled $5,365,575, which was primarily payments on notes payable of $452,427 and distributions of $4,909,324.

     Actual cash distributions for the three months ended March 31, 1997 and 1996, were $4,909,324 and $356,008, respectively.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)


PART II - Other Information

   Item 6.   Exhibits and Reports on Form 8-K

   (a)  Exhibits - None.

   (b)  Reports on Form 8-K -

   Sale of one Boeing Model 737-2H4 Aircraft

                                             Date Filed:  January 31, 1997

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Cypress Equipment Fund, Ltd.

                              RJ Leasing - 2, Inc.
                                A General Partner



Date: May 20, 1997            By: /s/J.  Davenport Mosby, III
                                 ----------------------------
                              J. Davenport Mosby, III
                              President



Date: May 20, 1997            By: /s/John M. McDonald
                                 --------------------
                              John M. McDonald
                              Vice President



Date: May 20, 1997            By: /s/Christa Kleinrichert
                                 ------------------------
                              Christa Kleinrichert
                              Secretary and Treasurer