Form 10-Q
period 1997-06-30
CYPRESS EQUIPMENT FUND LTD
filed 1997-08-28
CIK 847486

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549-1004

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                             June 30, 1997

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

                            YES     X        NO

                                     Number of Units at
     Title of Each Class                June 30, 1997

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

                              BALANCE SHEETS
                              --------------
                                 June 30,     December 31,
                                   1997           1996
                                ----------    ------------
                                (Unaudited)     (Audited)
  ASSETS

Rental Equipment, at Cost      $          0   $ 10,470,886
  Less:  Accumulated
         Depreciation                     0     (6,613,785)
                               ------------   ------------
                                          0      3,857,101
                               ------------   ------------

Rental Equipment Held for Sale    1,669,995      3,558,111
Rent Receivable                           0        385,129
Sales Receivable                    704,000              0
Prepaid Expenses                     54,015          4,425
Deferred Debt Costs (Net of
  Accumulated Amortization of
  $139,141 and $135,298,
  Respectively)                       2,340            859
Cash and Cash Equivalents         1,515,947        947,493
                               ------------   ------------
    Total Assets               $  3,946,297   $  8,753,118
                               ============   ============

    LIABILITIES AND PARTNERS' EQUITY
    --------------------------------
Liabilities:
  Interest Payable             $          0   $      8,106
  Payable to:  General Partners      17,863        265,503
               Affiliates                 0          5,446
               Others                19,965         40,271
  Notes Payable                           0        452,427
                               ------------   ------------
    Total Liabilities                37,828        771,753
                               ------------   ------------
Partners' Equity:
  Limited Partners (24,054 units
   outstanding at June 30, 1997,
   and December 31, 1996)         4,079,075      8,111,242
  General Partners                 (170,606)      (129,877)
                               ------------   ------------
    Total Partners' Equity        3,908,469      7,981,365
                               ------------   ------------
    Total Liabilities and
      Partners' Equity         $  3,946,297   $  8,753,118
                               ============   ============
                The accompanying notes are an integral part
                      of these financial statements.
                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF OPERATIONS
                         ------------------------
                                (Unaudited)

                     FOR THE SIX MONTHS ENDED JUNE 30,

                                     1997          1996
                               ------------   ------------
Revenues:

  Rental Income                $    367,346   $  1,580,178
  Interest Income                    29,712         30,819
  Gain on Sale of Equipment       1,802,731      1,111,494
                               ------------   ------------
    Total Revenues                2,199,789      2,722,491
                               ------------   ------------
Operating Expenses:

  Loss on Sale of Equipment
   Held for Sale                    195,865         14,713
  Management Fees - General
   Partners                          16,057         50,185
  Incentive Fees - General
   Partners                         678,979         18,525
Resale Fees - General Partners      351,196              0
  General and Administrative:
   Affiliates                        17,365         22,440
   Other                             98,434         74,511
  Interest Expense                    1,621         90,393
  Depreciation and Amortization       3,843        700,308
                               ------------   ------------
    Total Operating Expenses      1,363,360        971,075
                               ------------   ------------
Net Income                     $    836,429   $  1,751,416
                               ============   ============
Allocation of Net Income:
  Limited Partners             $    828,065   $  1,733,902
  General Partners                    8,364         17,514
                               ------------   ------------
                               $    836,429   $  1,751,416
                               ============   ============
Net Income Per $1,000 Limited
  Partnership Unit             $      34.43   $      72.08
                               ============   ============
Number of Limited Partnership
  Units                              24,054         24,054
                               ============   ============


                The accompanying notes are an integral part
                      of these financial statements.
                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF OPERATIONS
                         ------------------------
                                (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30,

                                     1997           1996
                               ------------   ------------
Revenues:

  Rental Income                $    290,321   $    724,298
  Interest Income                     9,963         22,849
                               ------------   ------------
    Total Revenues                  300,284        747,147
                               ------------   ------------
Operating Expenses:

  Loss on Sale of Equipment
   Held for Sale                    179,675          9,162
  Loss on Sale of Equipment               0          5,833
  Management Fees - General
   Partners                          14,516         13,465
  Incentive Fees - General
   Partners                               0         18,525
  General and Administrative:
   Affiliates                        14,045         12,482
   Other                             64,046         46,983
  Interest Expense                        0         40,649
  Depreciation and Amortization       2,462        326,246
                               ------------   ------------
    Total Operating Expenses        274,744        473,345
                               ------------   ------------
Net Income                     $     25,540   $    273,802
                               ============   ============
Allocation of Net Income:
  Limited Partners             $     25,285   $    271,064
  General Partners                      255          2,738
                               ------------   ------------
                               $     25,540   $    273,802
                               ============   ============
Net Income Per $1,000 Limited
  Partnership Unit             $       1.05   $      11.27
                               ============   ============
Number of Limited Partnership
  Units                              24,054         24,054
                               ============   ============

                The accompanying notes are an integral part
                      of these financial statements.
                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                         ------------------------
                                (Unaudited)

                     FOR THE SIX MONTHS ENDED JUNE 30,

                                    1997           1996
                               ------------   ------------
Cash Flows from Operating Activities:
  Net Income                   $    836,429   $  1,751,416
  Adjustments to Reconcile Net
   Income to Net Cash Provided
   by Operating Activities:
    (Gain) Loss on Sale of
      Equipment                  (1,802,731)    (1,111,494)
    Depreciation and
      Amortization                    3,843        700,308
    Changes in Operating Assets
      and Liabilities:
    (Increase) Decrease in
      Equipment Held for Sale     1,888,116        179,032
    (Increase) Decrease in
      Rent Receivable               385,129       (259,115)
    (Increase) Decrease in
      Prepaid Expenses              (49,590)       (14,415)
    Increase (Decrease) in
      Interest Payable               (8,106)         6,065
    Increase (Decrease) in
      Payable to:
       General Partners            (247,640)       (27,077)
       Affiliates                    (5,446)             0
       Others                       (20,306)      (101,589)
    Increase (Decrease) in
      Unearned Revenue                    0        (43,687)
                               ------------   ------------
        Net Cash Provided by
          Operating Activities      979,698      1,079,444
                               ------------   ------------
Cash Flows from Investing Activities:
  Increase from Sales Receivable   (704,000)             0
  Proceeds from Sale of
   Equipment                      5,659,831      2,517,158
                               ------------   ------------
        Net Cash Provided by
          Investing Activities    4,955,831      2,517,158
                               ------------   ------------

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                   STATEMENTS OF CASH FLOWS (continued)
                   ------------------------------------
                               (Unaudited)

                     FOR THE SIX MONTHS ENDED JUNE 30,


                                      1997         1996
                               ------------   ------------
Cash Flows from Financing Activities:
  Payment of Notes Payable         (452,427)      (839,980)
  (Increase) Decrease in
   Deferred Debt Costs               (5,324)        (1,500)
  Distributions to Limited
   Partners                      (4,860,231)      (703,280)
  Distributions to General
   Partners                         (49,093)        (7,103)
                               ------------   ------------
        Net Cash (Used In)
          Financing Activities   (5,367,075)    (1,551,863)
                               ------------   ------------

Increase (Decrease) in Cash         568,454      2,044,739

Cash and Cash Equivalents at
  Beginning of Period               947,493        828,343
                               ------------   ------------
Cash and Cash Equivalents at
  End of Period                $  1,515,947   $  2,873,082
                               ============   ============
Supplemental Cash Flow Information:
  Interest Paid                $      9,727   $     84,328
                               ============   ============

                The accompanying notes are an integral part
                      of these financial statements.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                                (Unaudited)

                               June 30, 1997
                               -------------
NOTE 1 - ORGANIZATION

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

NOTE 2 - NOTES PAYABLE

     As of June 30, 1997, the Partnership has no outstanding notes payable.


NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND
        AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the six months ended June 30, 1997:

          Equipment Management Fees           $  16,057
          Incentive Fees                        678,979
          Resale Fees                           351,196
          General and Administrative Costs       17,365
          General Partner Distributions          49,093


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

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $1,515,947 at June 30, 1997, represents cash of $6,978, a repurchase agreement of $1,507,000, and money market mutual funds of $1,969.


NOTE 6 - SUBSEQUENT EVENTS

     On July 31, 1997, the Partnership paid distributions of $762,828 to the Limited Partners and $7,705 to the General Partners and incentive management fees to the General Partners of $201,346. These funds were provided by the cash profits received from the sale of one Fairchild Metro III commuter aircraft previously leased to Mesaba Aviation and one Shorts 360 commuter aircraft previously on lease to Lynrise Air Lease.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

  Six Months Ended June 30, 1997, Compared to Six Months Ended
     June 30, 1996

     Rental income decreased from $1,580,178 for the six months ended June 30, 1996, to $367,346 for the six months ended June 30, 1997. The Partnership is winding down its operations and the remaining equipment is now off lease. The final lease payments of $367,346 are for three leases that provided $1,558,283 of rental income for the six months ended June 30, 1996. Interest income remained about the same for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996.

     Interest expense decreased from $90,393 for the six months ended June 30, 1996, to $1,621 for the six months ended June 30, 1997. This decrease primarily resulted from all debt being retired during the intervening period. Depreciation expense decreased for the six months ended June 30, 1997 versus the same period in 1996, because the Partnership had a lower depreciable basis of equipment as a result of sales during the last twelve months.

     Management Fee expense decreased due to lower rental income for the six months ended June 30,1997. Incentive fees increased from $18,525 for the six months ended June 30, 1996 to $678,979 for the six months ended June 30, 1997. Incentive fees increased because cumulative limited partner distributions surpassed the level which causes a higher incentive fee rate.

     Equipment resale fees increased from $0 for the six months ended June 30, 1996 to $351,196 for the six months ended June 30, 1997. The Equipment resale fee was deferred, without interest, until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date.

     During the six months ended June 30, 1996 Rental Equipment with an original cost of $2,742,200 was sold for a gain of $1,111,494 and Rental Equipment Held for Sale with an original cost of $424,373 was sold at a loss of $14,713. During the six months ended June 30, 1997 Rental Equipment with an original cost of $10,470,886 was sold for a gain of $1,802,731 and Rental Equipment Held for Sale with an original cost of $4,426,309 was sold at a loss of $195,865.

     The net effect of the above revenue and expense items resulted in a net income of $836,429 for the six months ended June 30, 1997, compared to a net income of $1,751,416 for the six months ended June 30, 1996.

     All Notes payable were paid off during the six months ended June 30, 1997.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Three Months Ended June 30, 1997, Compared to Three Months Ended
  June 30, 1996.

     Rental income decreased from $724,298 for the three months ended June 30, 1996, to $290,321 for the three months ended June 30, 1997. This decrease resulted primarily from equipment that provided $462,154 of rental income in the second quarter of 1996 being sold in the intervening period. The income for the quarter was final payments for lessees that kept their equipment beyond the original lease term. Interest income decreased for the three months ended June 30, 1997, as compared to the three months ended June 30, 1996, due to a lower average cash balance available for investment.

     Interest expense decreased from $40,649 for the three months ended June 30, 1996, to $0 for the three months ended June 30, 1997. This decrease resulted from all debt having been paid off. Management fee expense remained about the same due to the final lease payments. Depreciation expense decreased for the three months ended June 30, 1997 versus the same period in 1996 because the Partnership had a lower depreciable basis of equipment as a result of sales during the last twelve months.

     The net effect of the above revenue and expense items resulted in a net income of $25,540 for the three months ended June 30, 1997, compared to a net income of $273,802 for the three months ended June 30, 1996.


  Liquidity and Capital Resources

     The primary source of funds for the six months ended June 30, 1997, were $367,346 from leasing revenues and $5,659,831 from sale proceeds. These funds were principally used to pay notes payable of $452,427 to pay distributions of $4,909,324. As of June 30, 1997, the Partnership had $1,515,947 of Cash and Cash Equivalents.

     In the opinion of the General Partners there are no material trends, favorable or unfavorable, in the Partnership's capital resources, and the resources will be sufficient to meet the Partnership's needs for the foreseeable future.

     Short-term liquidity requirements consist of funds needed to meet administrative expenses and cash distributions. These short term needs will be funded by Cash and Cash Equivalents at June 30, 1997 and proceeds from sales during 1997.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Liquidity and Capital Resources (Continued)

Cash and Cash Equivalents at June 30, 1997, was $1,515,947. The Partnership had net income of $836,429 for the six months ended June 30, 1997. After adjusting for depreciation and amortization and the changes in operating assets and liabilities, net cash provided by operating activities was $979,698. Cash provided by investing activities was $4,955,831 from the sale of equipment. Cash used in financing activities totaled $5,367,075, which was primarily payments on notes payable of $452,427 and distributions of $4,909,324.

     Actual cash distributions for the six months ended June 30, 1997 and 1996, were $4,909,324 and $710,383, respectively.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)


PART II - Other Information

   Item 6.  Exhibits and Reports on Form 8-K

   a)   Exhibits - None.
   b)   Reports on Form 8-K -

          Sale of one Boeing Model 737-2H4 Aircraft
                              Date Filed:  January 31, 1997

          Sale of one Fairchild Corp. Model SA227-AC Aircraft
                              Date Filed:  May 22, 1997

          Sale of one Shorts 360-200 Aircraft
                              Date Filed:  May 30, 1997

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Cypress Equipment Fund, Ltd.

                              RJ Leasing - 2, Inc.
                                          A General Partner




Date: August 27, 1997          By:  /s/ Davenport Mosby, III
                                   J. Davenport Mosby, III
                                   President



Date: August 27, 1997          By:  /s/John M.McDonald
                                   John M. McDonald
                                   Vice President



Date: August 27, 1997          By:  /s/Christa Kleinrichert
                                   Christa Kleinrichert
                                   Secretary and Treasurer