Form 10-Q
period 1997-09-30
CYPRESS EQUIPMENT FUND LTD
filed 1997-11-13
CIK 847486

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549-1004

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                         September 30, 1997

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

                            YES     X        NO

                                     Number of Units at
     Title of Each Class           September 30, 1997

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
                          (a Limited Partnership)
                              BALANCE SHEETS

                              September 30,   December 31,
                                   1997           1996
                                (Unaudited)     (Audited)
  ASSETS
Rental Equipment, at Cost      $    768,054   $ 10,470,886
  Less:  Accumulated
         Depreciation               (36,574)    (6,613,785)
                               ------------   ------------
                                    731,480      3,857,101
                               ------------   ------------

Rental Equipment Held for Sale            0      3,558,111
Rent Receivable                           0        385,129
Sales Receivable                    677,000              0
Prepaid Expenses                        570          4,425
Deferred Debt Costs (Net of
  Accumulated Amortization of
  $140,231 and $135,298,
  Respectively)                       1,250            859
Cash and Cash Equivalents         1,378,325        947,493
                               ------------   ------------
    Total Assets               $  2,788,625   $  8,753,118
                               ============   ============
    LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Interest Payable             $          0   $      8,106
  Payable to:  General Partners           0        265,503
               Affiliates                 0          5,446
               Others                62,125         40,271
  Notes Payable                           0        452,427
                               ------------   ------------
    Total Liabilities                62,125        771,753
                               ------------   ------------

Partners' Equity:
  Limited Partners (24,054 units
   outstanding at September 30,
   1997, and December 31, 1996)   2,908,925      8,111,242
  General Partners                 (182,425)      (129,877)
                               ------------   ------------
    Total Partners' Equity        2,726,500      7,981,365
                               ------------   ------------
    Total Liabilities and
      Partners' Equity         $  2,788,625   $  8,753,118
                               ============   ============
                The accompanying notes are an integral part
                      of these financial statements.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                    1997           1996
                               ------------   ------------
Revenues:
  Rental Income                $    392,346   $  2,424,476
  Interest Income                    42,380         52,836
  Gain on Sale of Equipment       1,802,731      1,111,023
                               ------------   ------------
    Total Revenues                2,237,457      3,588,335
                               ------------   ------------
Operating Expenses:
  Loss on Sale of Equipment
   Held for Sale                    264,912         14,713
  Management Fees - General
   Partners                          13,959        100,792
  Incentive Fees - General
   Partners                         880,325        103,074
Resale Fees - General Partners      351,196        210,000
  General and Administrative:
   Affiliates                        24,957         36,025
   Other                            233,987        107,865
  Interest Expense                    1,621        121,754
  Depreciation and Amortization      41,507      1,026,679
                               ------------   ------------
    Total Operating Expenses      1,812,464      1,720,902
                               ------------   ------------
Net Income                     $    424,993   $  1,867,433
                               ============   ============
Allocation of Net Income:
  Limited Partners             $    420,743   $  1,848,759
  General Partners                    4,250         18,674
                               ------------   ------------
                               $    424,993   $  1,867,433
                               ============   ============
Net Income Per $1,000 Limited
  Partnership Unit             $      17.49   $      76.86
                               ============   ============
Number of Limited Partnership
  Units                              24,054         24,054
                               ============   ============
                The accompanying notes are an integral part
                      of these financial statements.
                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                     1997          1996
                               ------------   ------------
Revenues:
  Rental Income                $     25,000   $    844,298
  Interest Income                    12,668         22,017
                               ------------   ------------
    Total Revenues                   37,668        866,315
                               ------------   ------------
Operating Expenses:
  Loss on Sale of Equipment
   Held for Sale                     69,047              0
  Loss on Sale of Equipment               0            471
  Management Fees - General
   Partners                          (2,098)        50,607
  Incentive Fees - General
   Partners                          201,346        84,549
  Resale Fees - General Partner            0       210,000
  General and Administrative:
   Affiliates                          7,592        13,585
   Other                             135,553        33,354
  Interest Expense                         0        31,361
  Depreciation and Amortization       37,664       326,371
                                ------------   -----------
    Total Operating Expenses         449,104       750,298
                                ------------   -----------
Net Income (Loss)               $   (411,436)  $   116,017
                                ============   ===========
Allocation of Net Income (Loss):
  Limited Partners              $   (407,322)  $   114,857
  General Partners                    (4,114)        1,160
                                ------------   -----------
                                $   (411,436)  $   116,017
                                ============   ===========
Net Income Per $1,000 Limited
  Partnership Unit              $     (16.93)  $      4.77
                                ============   ===========
Number of Limited Partnership
  Units                               24,054        24,054
                                ============   ===========

                The accompanying notes are an integral part
                      of these financial statements.
                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                             1997          1996
                                       ------------   ------------
Cash Flows from Operating Activities:
  Net Income                           $    424,993   $  1,867,433
  Adjustments to Reconcile Net
   Income to Net Cash Provided
   by Operating Activities:
    (Gain) Loss on Sale of
      Equipment                          (1,802,731)    (1,111,023)
    Depreciation and
      Amortization                           41,507      1,026,679
    Changes in Operating Assets
      and Liabilities:
    (Increase) Decrease in
      Equipment Held for Sale             3,558,111        179,032
    (Increase) Decrease in
      Rent Receivable                       385,129       (389,259)
    (Increase) Decrease in
      Prepaid Expenses                        3,855         (9,420)
    Increase (Decrease) in
      Interest Payable                       (8,106)         8,854
    Increase (Decrease) in
      Payable to:
       General Partners                    (265,503)       173,587
       Affiliates                            (5,446)             0
       Others                                21,854       (101,589)
    Increase (Decrease) in
      Unearned Revenue                            0        (43,687)
                                       ------------   ------------
        Net Cash Provided by
          Operating Activities            2,353,663      1,600,607
                                       ------------   ------------
Cash Flows from Investing Activities:
  (Increase) Decrease in
   Sales Receivable                        (677,000)             0
  Purchase of Equipment                    (768,054)             0
  Proceeds from Sale of
   Equipment                              5,659,831      2,516,687
                                       ------------   ------------
        Net Cash Provided by
          Investing Activities            4,214,777      2,516,687
                                       ------------   ------------

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                   STATEMENTS OF CASH FLOWS (continued)
                                (Unaudited)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                1997           1996
                                          ------------   ------------
Cash Flows from Financing Activities:
  Payment of Notes Payable                    (452,427)    (1,273,562)
  (Increase) Decrease in
   Deferred Debt Costs                          (5,324)        (3,000)
  Distributions to Limited
   Partners                                 (5,623,059)    (2,303,356)
  Distributions to General
   Partners                                    (56,798)       (23,265)
                                          ------------   ------------
        Net Cash (Used In)
          Financing Activities              (6,137,608)    (3,603,183)
                                          ------------   ------------

Increase (Decrease) in Cash                    430,832        514,111

Cash and Cash Equivalents at
  Beginning of Period                          947,493        828,343
                                          ------------   ------------
Cash and Cash Equivalents at
  End of Period                           $  1,378,325   $  1,342,454
                                          ============   ============
Supplemental Cash Flow Information:
  Interest Paid                           $      9,727   $    112,900
                                          ============   ============
The leasing of equipment previously held for sale resulted in a non-cash reclassification in August 1997 causing an increase in Rental Equipment of $768,054 and a decrease in Rental Equipment Held for Sale of $768,054.

                The accompanying notes are an integral part
                      of these financial statements.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

                            September 30, 1997

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

NOTE 2 - NOTES PAYABLE

     As of September 30, 1997, the Partnership has no outstanding notes payable.


NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND
        AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the nine months ended September 30, 1997:

          Equipment Management Fees           $  13,959
          Incentive Fees                        880,325
          Resale Fees                           351,196
          General and Administrative Costs       24,957
          General Partner Distributions          56,798


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

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $1,378,325 at September 30, 1997, represents cash of $6,332, a repurchase agreement of $1,370,000, and money market mutual funds of $1,993.


NOTE 6 - SUBSEQUENT EVENTS

     On October 31, 1997, the Partnership paid distributions of $558,072 to the Limited Partners and $5,636 to the General Partners and incentive management fees to the General Partners of $165,201.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

  Nine Months Ended September 30, 1997, Compared to Nine Months Ended
     September 30, 1996

     Rental income decreased from $2,424,476 for the nine months ended September 30, 1996, to $392,346 for the nine months ended September 30, 1997. The Partnership is winding down its operations. The remaining asset, a Metro III commuter aircraft, is now on lease. The final lease payments of $367,346 are for three leases that provided $2,172,893 of rental income for the nine months ended September 30, 1996. The additional $25,000 is for the first month's lease payment for the Fund's remaining asset. Interest income remained about the same for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996.

     Interest expense decreased from $121,754 for the nine months ended September 30, 1996, to $1,621 for the nine months ended September 30, 1997. This decrease primarily resulted from all debt being retired during the intervening period. Depreciation expense decreased for the nine months ended September 30, 1997 versus the same period in 1996, because the Partnership had a lower depreciable basis of equipment as a result of sales during the last twelve months.

     Management Fee expense decreased due to lower rental income for the nine months ended September 30, 1997. Incentive fees increased from $103,074 for the nine months ended September 30, 1996 to $880,325 for the nine months ended September 30, 1997. Incentive fees increased because cumulative limited partner distributions surpassed the level which causes a higher incentive fee rate.

     Equipment resale fees increased from $210,000 for the nine months ended September 30, 1996 to $351,196 for the nine months ended September 30, 1997. The Equipment resale fee was deferred, without interest, until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date.

     During the nine months ended September 30, 1996 Rental Equipment with an original cost of $2,742,200 was sold for a gain of $1,111,023 and Rental Equipment Held for Sale with an original cost of $424,373 was sold at a loss of $14,713. During the nine months ended September 30, 1997 Rental Equipment with an original cost of $10,470,886 was sold for a gain of $1,802,731 and Rental Equipment Held for Sale with an original cost of $7,391,859 was sold at a loss of $264,912.

     The net effect of the above revenue and expense items resulted in a net income of $424,993 for the nine months ended September 30, 1997, compared to a net income of $1,867,433 for the nine months ended September 30, 1996.

     All Notes payable were paid off during the nine months ended September 30, 1997.


  Three Months Ended September 30, 1997, Compared to Three Months Ended September 30, 1996.

     Rental income decreased from $844,298 for the three months ended September 30, 1996, to $25,000 for the three months ended September 30, 1997. This decrease resulted from equipment that provided rental income in the third quarter of 1996 being sold or coming off lease in the intervening period. The income for the quarter was a lease payment for the new lease of the Fund's sole remaining asset, a Metro III commuter aircraft.
Interest income decreased for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996, due to a lower average cash balance available for investment.

     Interest expense decreased from $31,361 for the three months ended September 30, 1996, to $0 for the three months ended September 30, 1997. This decrease resulted from all debt having been paid off. Management fee expense decreased for the three months due to an overaccrual in prior periods. Depreciation expense decreased for the three months ended September 30, 1997 versus the same period in 1996 because the Partnership had a lower depreciable basis of equipment as a result of sales during the last twelve months.

     The net effect of the above revenue and expense items resulted in a net loss of $411,436 for the three months ended September 30, 1997, compared to a net income of $116,017 for the three months ended September 30, 1996.


  Liquidity and Capital Resources

     The primary source of funds for the nine months ended September 30, 1997, were $392,346 from leasing revenues and $5,659,831 from sale proceeds. These funds were principally used to pay notes payable of $452,427 to pay distributions of $5,679,857. As of September 30, 1997, the Partnership had $1,378,325 of Cash and Cash Equivalents.

     In the opinion of the General Partners there are no material trends, favorable or unfavorable, in the Partnership's capital resources, and the resources will be sufficient to meet the Partnership's needs for the foreseeable future.

     Short-term liquidity requirements consist of funds needed to meet administrative expenses and cash distributions. These short term needs will be funded by Cash and Cash Equivalents at September 30, 1997 and proceeds from sales during 1997.

     In the opinion of the General Partners, the Partnership has sufficient funds or sources of funds to remain liquid for the expected life of the Partnership. The General Partners are not aware of any trends that significantly affect the Partnership's liquidity.

     Cash and Cash Equivalents at September 30, 1997, was $1,378,325. The Partnership had net income of $424,993 for the nine months ended September 30, 1997. After adjusting for depreciation and amortization and the changes in operating assets and liabilities, net cash provided by operating activities was $2,353,663. Cash provided by investing activities was $4,214,777 primarily from the sale of equipment. Cash used in financing activities totaled $6,137,608, which was primarily payments on notes payable of $452,427 and distributions of $5,679,857.

     Actual cash distributions for the nine months ended September 30, 1997 and 1996, were $5,679,857 and $2,326,621, respectively.
                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)


PART II - Other Information

   Item 6.  Exhibits and Reports on Form 8-K

   a)   Exhibits - None.
   b)   Reports on Form 8-K -

          Sale of one Boeing Model 737-2H4 Aircraft
                              Date Filed:  January 31, 1997

          Sale of one Fairchild Corp. Model SA227-AC Aircraft
                              Date Filed:  May 22, 1997

          Sale of one Shorts 360-200 Aircraft
                              Date Filed:  May 30, 1997

          Sale of one Shorts Model S3-60 Aircraft
                              Date Filed:  September 26, 1997

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Cypress Equipment Fund, Ltd.

                              RJ Leasing - 2, Inc.
                                          A General Partner




Date: November 13, 1997        By:  /s/ J. Davenport Mosby, III
                                   J. Davenport Mosby, III
                                   President



Date: November 13, 1997        By:  /s/John M. McDonald
                                   John M. McDonald
                                   Vice President



Date: November 13, 1997        By:  /s/Christa Kleinrichert
                                   Christa Kleinrichert
                                   Secretary and Treasurer