Form 10-K
period 1997-12-31
CYPRESS EQUIPMENT FUND LTD
filed 1998-03-27
CIK 847486

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC. 20549-1004

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                        December 31, 1997

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
Number of shares outstanding of each of Registrant's classes of securities:
                                                Number of Units
   Title of Each Class                        at December 31, 1997
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

Narrative Description of Business -

     The Partnership acquired and leased equipment which generated cash distributions to the Limited Partners from leasing revenues and proceeds from disposition. One sales-type lease represents 100% of original cost of equipment owned as of December 31, 1997.

     The Partnership is currently in the process of remarketing the remaining equipment. When all equipment is sold, the partnership will be dissolved.

     The Registrant has no direct employees. The General Partners have full and exclusive discretion in management and control of the Partnership.


Item 2.  PROPERTIES

   The Registrant commenced operations in December 1989, and as of December 31, 1997, the Investment in Sales Type Lease, was $986,166.


Item 3.  LEGAL PROCEEDINGS

     The Registrant is not a party to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1997.


                                  PART II

Item 5.  MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER
        MATTERS

     (a)The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.

     (b)Approximate number of equity security holders:
                                         Number of Record Holders
      Title of Each Class                 as of December 31, 1997

Units of Limited Partnership Interest             1228
General Partner Interests                            3

Item 6.  SELECTED FINANCIAL DATA

                 1997        1996        1995       1994         1993
                 ----        ----        ----       ----         ----
Total
Revenues       $2,277,122  $4,272,279   $ 6,411,824 $ 7,289,486  $ 9,609,921

Net Income     $  172,236  $1,580,331   $ 3,269,481 $ 2,356,051  $ 2,363,070

Total Assets   $2,424,216  $8,753,118   $12,067,268 $18,759,210  $28,602,126

Notes Payable  $        0  $  452,427   $ 2,647,239 $ 5,800,723  $10,328,450

Distributions
to Limited
Partners Per
Limited
Partnership
Unit           *  $229.62  *  $103.01   *   $276.01
Outstanding     - $286.48   - $119.19    -  $285.00 $    315.00  $    158.50

Earnings Per
Limited
Partnership
Unit
Outstanding    $     7.09  $    65.04   $    134.56 $     96.97  $     97.26


   The selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This statement is not covered by the auditor's opinion included elsewhere in this report.

* Distributions during 1995, 1996 and 1997 varied with the month of admission because of the commencement of the incentive fee.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Rental income decreased from $3,096,716 for the year ended December 31, 1996, to $367,345 for the year ended December 31, 1997. The Partnership is winding down its operations. The remaining asset, a Metro III commuter aircraft, is now on lease. Interest income increased from $64,540 for the year ended December 31, 1996 to $107,046 for the year ended December 31, 1997 mainly due to $50,578 in Interest Income earned on the Sales-Type Lease.

     Interest expense decreased from $139,402 for the year ended December 31, 1996, to $1,621 for the year ended December 31, 1997. This decrease primarily resulted from all debt being retired during the intervening period. Depreciation expense decreased for the year ended December 31, 1997 versus the same period in 1996, because the Partnership had a lower depreciable basis of equipment as a result of sales during the last twelve months.

     Management Fee expense decreased due to lower rental income for the year ended December 31, 1997. Incentive fees increased from $154,586 for the year ended December 31, 1996 to $1,045,526 for the year ended December 31, 1997. Incentive fees increased because cumulative limited partner distributions surpassed the level which causes a higher incentive fee rate.

     Equipment resale fees increased from $212,581 for the year ended December 31, 1996 to $460,285 for the year ended December 31, 1997. The Equipment resale fee was deferred, without interest, until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date.

     During the year ended December 31, 1996 Rental Equipment with an original cost of $2,742,200 was sold for a gain of $1,111,023 and Rental Equipment Held for Sale with an original cost of $424,373 was sold at a loss of $14,713. During the year ended December 31, 1997 Rental Equipment with an original cost of $10,470,886 was sold for a gain of $1,802,731 and Rental Equipment Held for Sale with an original cost of $7,391,859 was sold at a loss of $315,830.

     The net effect of the above revenue and expense items resulted in a net income of $172,236 for the year ended December 31, 1997, compared to a net income of $1,580,331 for the year ended December 31, 1996.

     All Notes payable were paid off during the year ended December 31, 1997.


Liquidity and Capital Resources

     The primary source of funds for the year ended December 31, 1997, were $367,345 from leasing revenues and $5,659,831 from sale proceeds. These funds were principally used to pay notes payable of $452,427 and to pay distributions of $6,243,565. As of December 31, 1997, the Partnership had $1,440,050 of Cash and Cash Equivalents.

     In the opinion of the General Partners there are no material trends, favorable or unfavorable, in the Partnership's capital resources, and the resources will be sufficient to meet the Partnership's needs for the foreseeable future.

     Short-term liquidity requirements consist of funds needed to meet administrative expenses and cash distributions. These short term needs will be funded by Cash and Cash Equivalents at December 31, 1997 and proceeds from sales during 1998.

     In the opinion of the General Partners, the Partnership has sufficient funds or sources of funds to remain liquid for the expected life of the Partnership. The General Partners are not aware of any trends that significantly affect the Partnership's liquidity.

     Cash and Cash Equivalents at December 31, 1997, was $1,440,050. The Partnership had net income of $172,236 for the year ended December 31, 1997. After adjusting for depreciation and amortization and the changes in operating assets and liabilities, net cash provided by operating activities was $2,518,206. Cash provided by investing activities was $4,675,667 primarily from the sale of equipment. Cash used in financing activities totaled $6,701,316, which was primarily payments on notes payable of $452,427 and distributions of $6,243,565.

     Actual cash distributions for the year ended December 31, 1997 and 1996, were $6,243,565 and $2,761,050, respectively.

                       INDEPENDENT AUDITOR'S REPORT


To the Partners of
  Cypress Equipment Fund, Ltd.

     We have audited the accompanying balance sheets of Cypress Equipment Fund, Ltd. as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Equipment Fund, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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

     As discussed in Note 8, the Partnership is winding down its operation.


                                  SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                          Certified Public Accountants

Clearwater, Florida
March 12, 1998
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CYPRESS EQUIPMENT FUND, LTD.
                              BALANCE SHEETS
                               DECEMBER 31,
                                                  1997           1996
                                                  ----           ----
ASSETS

Rental Equipment, at Cost                      $          0    $ 10,470,886
  Less:  Accumulated Depreciation                         0     (6,613,785)
                                              -------------   -------------
                                                          0       3,857,101

Rental Equipment Held for Sale                            0       3,558,111
Net Investment in Sales Type Lease                  775,663               0
Rent Receivable                                           0         385,129
Prepaid Expense                                           0           4,425
Deferred Debt Costs (Net of Accumulated
Amortization of $141,481 and $135,298,
Respectively)                                             0             859
Cash and Cash Equivalents                         1,440,050         947,493
                                               ------------    ------------
    Total Assets                               $  2,215,713    $  8,753,118
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Interest Payable                               $          0    $      8,106
Payable to:  General Partners                       202,175         265,503
             Affiliates                                   0           5,446
             Others                                       0          40,271
Payable to Euro-Continental Reserve                  11,552               0
Payable to Euro-Continental Deposit                  59,950               0
Commissions Payable                                  32,000               0
Notes Payable                                             0         452,427
                                              -------------   -------------
    Total Liabilities                               305,677         771,753
                                              -------------   -------------
Commitments and Contingencies                             -               -

Partners' Equity:                                 2,100,625       8,111,242
Limited Partners (24,054 units outstanding         (190,589)       (129,877)
at December 31, 1997 and 1996)                -------------   -------------
General Partners                                  1,910,036       7,981,365
                                              -------------   -------------
    Total Partners' Equity                     $  2,215,713    $  8,753,118
                                              =============   =============
    Total Liabilities and Partners' Equity

The accompanying notes are an integral part of these financial statements.
                       CYPRESS EQUIPMENT FUND, LTD.
                         STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31,

                                   1997           1996            1995
                                   ----           ----            ----
Revenues:
Rental Income                    $   367,345    $ 3,096,716     $ 4,588,004
Interest Income                      107,046         64,540         110,423
Gain on Sale of Equipment          1,802,731      1,111,023       1,713,397
                                ------------   ------------    ------------
Total Revenues                     2,277,122      4,272,279       6,411,824
                                ------------   ------------    ------------
Operating Expenses:
Loss on Sale of Rental
Equipment Held for Sale              315,830         14,713               0
Loss on Sale of Other                 38,310              0               0
Management Fees-General
Partners                              17,705        120,540         153,163
Incentive Fees-General
Partners                           1,045,526        154,586          79,834
Resale Fees-General Partners         460,285        212,581               0
General Administrative:
  Affiliate                           31,216         49,504          40,855
  Other                              188,210        196,564         181,850
Interest Expense                       1,621        139,402         350,757
Depreciation and Amortization          6,183      1,354,058       2,335,884
Write Down of Rental
Equipment   Held for Sale                  0        450,000               0
                                 -----------    -----------     -----------
  Total Operating Expenses         2,104,886      2,691,948       3,142,343
                                 -----------    -----------     -----------
Net Income                       $   172,236    $ 1,580,331     $ 3,269,481
                                ============   ============    ============
Allocation of Net Income:
  Limited Partners               $   170,514    $ 1,564,528     $ 3,236,786
  General Partners                     1,722         15,803          32,695
                                ------------   ------------    ------------
                                 $   172,236    $ 1,580,331     $ 3,269,481
                                ============   ============    ============
Net Income per $1,000 Limited
Partnership Unit Outstanding     $      7.09    $     65.04     $    134.56
                                ============   ============    ============
Number of Limited Partnership
Units                                 24,054         24,054          24,054
                                ============   ============    ============


The accompanying notes are an integral part of these financial statements.
                       CYPRESS EQUIPMENT FUND, LTD.
                      STATEMENTS OF PARTNERS' EQUITY
        FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                  Limited        General         Total
                                 Partners'      Partners'      Partners'
                                  Equity         Deficit         Equity
                                 --------       --------        --------
Balance at December 31, 1994     $12,819,724     $  (82,318)    $12,737,406

Net Income - 1995                  3,236,786         32,695       3,269,481

Distributions - 1995              (6,776,355)       (68,448)     (6,844,803)
                                ------------      ---------     -----------
Balance at December 31, 1995       9,280,155       (118,071)      9,162,084


Net Income - 1996                  1,564,528         15,803       1,580,331

Distributions - 1996              (2,733,441)       (27,609)     (2,761,050)
                                 -----------      ---------    ------------
Balance at December 31, 1996       8,111,242       (129,877)      7,981,365


Net Income - 1997                    170,514          1,722         172,236

Distributions - 1997              (6,181,131)       (62,434)     (6,243,565)
                                ------------      ---------    ------------
Balance at December 31, 1997     $ 2,100,625     $ (190,589)    $ 1,910,036
                                ============    ===========    ============


                The accompanying notes are an integral part
                      of these financial statements.
                       CYPRESS EQUIPMENT FUND, LTD.
                         STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31,
                                    1997          1996           1995
                                     ----          ----           ----
Cash Flows from Operating
Activities:
 Net Income                        $   172,236   $ 1,580,331    $ 3,269,481
 Adjustments to Reconcile Net
Income to Net Cash Provided
by Operating Activities:
  (Gain) on Sale of Equipment       (1,802,731)   (1,111,023)    (1,713,397)
  Depreciation and Amortization          6,183     1,354,058      2,335,884
  Write Down of Rental
Equipment   Held for Sale                    0       450,000              0
  Changes in Operating Assets
and Liabilities:
   Decrease in Rental Equipment
Held for Sale                        3,558,111       179,033              0
   Decrease in Rent Receivable         385,128        53,229         75,601
   (Increase) Decrease in
Prepaid Expenses                         4,425       (4,425)         22,960
   (Decrease) in Interest
Payable                                 (8,106)      (34,976)       (36,895)
   Increase (Decrease) in
Payable to:
    General Partners                   (63,328)       195,916       (23,612)
    Affiliates                          (5,446)         5,446        (4,410)
    Other                               63,231        22,682         17,589
   Increase in Unearned                208,503             0              0
Interest
   Increase (Decrease) in                    0       (43,687)           192
Unearned Revenue                  ------------  ------------   ------------

     Net Cash Provided by            2,518,206     2,646,584      3,943,393
Operating Activities              ------------  ------------   ------------

Cash Flows from Investing
Activities:
 Increase (Decrease) in                      0       (84,000)        84,000
Accounts  Payable                            0             0        (84,000)
 Purchases of Equipment              5,659,831     2,516,686      4,923,845
 Proceeds from Sale of                (984,166)            0              0
Equipment                          -----------   -----------    -----------
 Investment in Sales Type Lease
                                     4,675,665     2,432,686      4,923,845
     Net Cash Provided by          -----------   -----------    -----------
Investing Activities

Cash Flows from Financing             (452,427)   (2,194,812)    (3,153,484)
Activities:
 Payment of Notes Payable               (5,322)       (4,258)        (7,000)
 (Increase) in Deferred Debt        (6,243,565)   (2,761,050)    (6,844,803)
Costs                              -----------   -----------    -----------
 Distributions to Partners
                                    (6,701,314)   (4,960,120)   (10,005,287)
     Net Cash Used In Financing    -----------   -----------    -----------
Activities                             492,557       119,150     (1,138,049)

Increase (Decrease) in Cash
                                       947,493       828,343      1,966,392
Cash and Cash Equivalents at       -----------   -----------    -----------
Beginning of Period
                                   $ 1,440,050   $   947,493    $   828,343
Cash and Cash Equivalents at       ===========   ===========    ===========
End of Period




Supplemental Cash Flow Information:

Interest Paid                       $    9,727    $  174,378     $  387,652
                                  ============   ===========    ===========



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

Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risks consist principally of cash investments and rents receivable. The cash investments are placed in high credit quality financial institutions and in a money market mutual fund that is managed by a wholly-owned subsidiary of Raymond James Financial, Inc. The Partnership receives rental income exclusively from lessees. Management does not believe that significant credit risk exists in relation to these accounts at December 31, 1997.

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

     Operating

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

     Sales-Type Lease

     The Partnership owns one sales-type lease. When the Partnership entered into the lease, the present value of the sum of the minimum lease payments receivable from the lessee was reported as the sales price and the net book value of the equipment was the cost. The Investment in Sales-Type Lease is reported at the present value of the sum of the minimum lease payments, using the interest rate implicit in the lease as the discount factor. The difference between the sum of the minimum lease payments and the present value of the sum of the minimum lease payments is reported as unearned income, which is amortized over the remaining lease term using the interest method.

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

Per Unit Computations

     Per unit computations are based on the number of $1,000 limited partnership units outstanding as follows: 24,054 units outstanding for the period from January 1, 1995 through December 31, 1997.

Reclassifications

     For comparability, the 1995 and 1996 figures have been reclassified where appropriate to conform to the financial statement presentation used in 1997.


NOTE 3 - RELATED PARTY TRANSACTIONS

General Partners

     The General Partners have contributed a total of $2,000 to the Partnership.

     Equipment management fees of $17,705, $120,540, and $153,163 (5% of gross rentals from rental equipment subject to operating leases, 2% of gross rentals from rental equipment subject to full payout leases, or 1% of gross rentals from rental equipment subject to operating leases for which the Administrative and Managing General Partners arrange for and actively supervise the performance of services); incentive management fees of $1,045,526, $154,586, and $79,834; and equipment resale fees of $460,285,
$212,581, and $0 were paid or accrued to the Administrative and Managing General Partners in 1997, 1996, and 1995, respectively. Gross rentals for purposes of calculating equipment management fees include cash revenues received by the Partnership subsequent to the date of purchase, including cash revenues that relate to periods prior to the date of purchase.

Affiliates of the General Partner

     The following amounts were paid or accrued to affiliates of the Administrative General Partner: $31,216 in 1997, $49,504 in 1996, and $40,855 in 1995 for reimbursement of general and administrative expenses on an accountable basis.

     In December 1993, Cypress Leasing Corporation, parent of the Managing General Partner, purchased a group of assets from the seller of the initial specified equipment, including the seller's right to receive 15% of the net residual proceeds of the Cypress Equipment Fund, Ltd. with respect to the Celanese, MOPAC, and USX transactions. In 1995, Cypress Leasing Corporation was paid $412,974 for these residual proceeds. In 1997 and 1996 Cypress Leasing Corporation was paid $0 and $0.


NOTE 4 - LEASES

        Sales-Type Lease

        The components of the Partnership's Investment in Sales-Type Lease at December 31, 1997 are as follows:

        Total Minimum Lease
          Payments to be Received        $ 984,166
        Unearned Income                   (208,503)
        Net Investment in                ---------
          Sales-Type Lease               $ 775,663
                                         =========

        Future minimum rentals to be received on this lease at December 31, 1997, are as follows:

        Year Ending December 31,

                1998                     $ 300,000
                1999                       684,166
                                         ---------
                Total                    $ 984,166
                                         =========

NOTE 5 - NOTES PAYABLE

     Notes payable at December 31, 1996, consist of the following:

As of December 31, 1996:

       Non-recourse note payable secured
       by equipment with fixed interest rate
       of 8.6%.                                 $    452,427
                                                ============
NOTE 6 - TAXABLE INCOME

     The Partnership's taxable income differs from financial income primarily due to depreciation which is recorded under the Modified Accelerated Cost Recovery System (MACRS). The following is a reconciliation between net income as reported and Partnership income for tax purposes:

                                   1997           1996            1995
                                   ----           ----            ----
Net income per financial         $   172,236    $ 1,580,331     $ 3,269,481
statements

Tax gain in excess of (less
than) financial gain on sale
of equipment                       1,380,220       (621,213)        767,180

Tax depreciation less than
(in excess of) financial
depreciation                               0        288,293         (95,522)
                                ------------   ------------    ------------

Partnership income for tax
purposes                         $ 1,552,456    $ 1,247,411     $ 3,941,139
                               =============  =============   =============



NOTE 7 - MAJOR LESSEE INFORMATION

     Two lessees accounted for $77,025 and $290,320 of rental income for the year ended December 31, 1997. Three lessees accounted for $1,848,616, $528,000, and $468,517 of rental income for the year ended December 31, 1996. Three lessees accounted for $1,848,616, $528,000, and $520,575 of rental income for the year ended December 31, 1995.


NOTE 8 - OTHER

     As the Partnership's remaining lease expires in 1999, the Partnership is winding down its operations. Dissolution will occur after the Partnership's last asset is sold.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

     The General Partners are reviewing the facts and circumstances related to the amount of the equipment resale fees payable to the Managing General Partner and have engaged legal counsel to help resolve this issue. It is possible that additional equipment resale fees totalling $134,000 could be paid in 1998 to the Managing General Partner.

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


Item 12.    Security Ownership of Certain Beneficial Owners and Management

     The General Partners of Cypress Equipment Fund, Ltd., as purchasers of Partnership units, own 0 units of the outstanding securities of the Partnership as of December 31, 1997. Given below is information regarding ownership of units by directors and officers of the General Partners of Cypress Equipment Fund, Ltd.:

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


Item 13.    Certain Relationships and Related Transactions

     The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of the Partnership. The amounts and kinds of compensation and fees are described on pages 8 through 10 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 3 of Notes to Financial Statements in Item 8 of the Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the periods ended December 31, 1997, December 31, 1996, and December 31, 1995.
                                  PART IV


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

c.      Exhibits filed with this report - None.

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




Date: March 27, 1998               By:  /s/J. Davenport Mosby, III
     ----------------                  --------------------------
                                       J. Davenport Mosby, III
                                        President




Date: March 27, 1998               By:  /s/John M. McDonald
     ----------------                  -------------------
                                        John M. McDonald
                                        Vice President




Date: March 27, 1998               By:  /s/Christa Kleinrichert
                                   ---------------------------------------
                                        Christa Kleinrichert
                                        Secretary and Treasurer

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