Form 10-Q
period 1998-03-31
CYPRESS EQUIPMENT FUND LTD
filed 1998-08-06
CIK 847486

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549-1004

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                      March 31, 1998

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

                            YES     X        NO

                                     Number of Units at
     Title of Each Class               March 31, 1998

Units of Limited Partnership
Interest:  $1,000 per unit                  24,054

                    DOCUMENTS INCORPORATED BY REFERENCE

              Parts I and II, 1998 Form 10-K, filed with the
           Securities and Exchange Commission on March 27, 1998
            Parts III and IV - Form S-1 Registration Statement
                and all amendments and supplements thereto
                             File No. 33-27741

PART I - Financial Information
  Item 1.  Financial Statements

                       CYPRESS EQUIPMENT FUND, LTD.
                          (A Limited Partnership)

                              BALANCE SHEETS

                                            March  31,        December 31,
                                               1998               1997
    ASSETS                                  (Unaudited)        (Audited)

Rental Equipment, at Cost                  $          0   $          0
  Less:  Accumulated Depreciation                     0              0

                                           ------------   ------------
                                                      0              0
Rental Equipment Held for Sale                        0              0
Investment in Sales Type Lease                  909,081        984,166
Rent Receivable                                      15              0
Cash and Cash Equivalents                       354,723      1,440,050
                                           ------------   ------------
    Total Assets                           $  1,263,819   $  2,424,216
                                           ============   ============
    LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Interest Payable                         $          0   $          0
  Unearned Interest-Sales Term Lease            172,641        208,503
  Payable to:  General Partners                   3,785        202,175
               Affiliates                             0              0
               Others                                 0              0
  Payable To Euro-Continental Reserve            27,440         11,552
  Payable to Euro-Continental Deposit            59,950         59,950
  Commissions Payable                            29,000         32,000
  Notes Payable                                       0              0
                                           ------------    -----------
    Total Liabilities                           292,816        514,180

Partners' Equity:
  Limited Partners (24,054 units
    outstanding at March 31, 1998,
    and December 31, 1997)                    1,170,982      2,100,625
  General Partners                             (199,979)      (190,589)
                                           ------------   ------------
    Total Partners' Equity                      971,003      1,910,036

    Total Liabilities and
      Partners' Equity                     $  1,263,819   $  2,424,216
                                           ============   ============
                     The accompanying notes are an integral part
                              of these financial statements.

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                   FOR THE THREE MONTHS ENDED MARCH 31,

                                                  1998               1997

Revenues:

  Rental Income                              $          0   $     77,025
  Income from Sales Type Lease                     35,863              0
  Interest Income                                   7,739         19,749
  Gain on Sale of Equipment                             0      1,802,731
                                             ------------   ------------
    Total Revenues                                 43,602      1,899,505

Operating Expenses:

  Loss on Sale of Rental Equipment
    Held for Sale                                       0         16,190
  Management Fees - General Partners                3,754          1,541
  Incentive Fees - General Partners               227,996        678,979
  Resale Fees - General Partners                        0        351,196
  General and Administrative:
   Affiliates                                       1,387          3,320
   Other                                            5,614         34,388
  Interest Expense                                      0          1,621
  Depreciation and Amortization                         0          1,381
                                             ------------    -----------
     Total Operating Expenses                     238,751      1,088,616
                                             ------------    -----------
Net Income (Loss)                            $   (195,149)  $    810,889
                                             ============   ============
Allocation of Net Loss:
  Limited Partners                           $   (193,198)  $    802,780
  General Partners                                 (1,951)         8,109
                                             ------------   ------------
                                             $   (195,149)  $    810,889
                                             ============   ============
Net Income Per $1,000 Limited
  Partnership Unit                           $      (8.03)  $      60.81
                                             ============   ============
Number of Limited Partnership
  Units                                            24,054         24,054
                                             ============   ============
                    The accompanying notes are an integral part
                           of these financial statements.

                           STATEMENTS OF CASH FLOWS
                                (Unaudited)
                   FOR THE THREE MONTHS ENDED MARCH 31,

                                                  1998               1997

Cash Flows from Operating Activities:
  Net Income (Loss)                           $   (195,149)    $   310,227
  Adjustments to Reconcile Net
    Income (Loss) to Net Cash Provided
    by (Used in) Operating Activities:
    (Gain) Loss on Sale of
      Rental Equipment                                    0              0
    Depreciation and Amortization                         0      1,190,585
    Changes in Operating Assets
      and Liabilities:
      Decrease in Rental Equipment
        Held for Sale                                     0         20,043
      (Increase) Decrease in
        Rent Receivable                                 (15)       (36,180)
      (Increase) Decrease in
        Accounts Receivable - Other                       0          3,309
      (Increase) Decrease in
        Prepaid Expenses                                  0        (72,963)
      (Increase) Decrease in Unearned
        Interest - Sales Type Lease                 (35,862)             0
      Increase (Decrease) in
        Interest Payable                                  0         11,681
      Increase (Decrease) in Payable to:
          General Partners                         (198,390)      (165,027)
          Affiliates                                      0          5,109
          Other                                      12,888       (102,058)
      Increase (Decrease) in
        Unearned Revenue                                  0        691,891
                                                -----------    -----------
Net Cash Provided by (Used In)
Operating Activities                               (416,528)     1,988,487
                                                -----------    -----------
Cash Flows from Investing Activities:
  Purchases of Rental Equipment                           0     (1,061,551)
  Escrow Deposit                                          0         (8,908)
  Decrease in Investment
    In Sales Type Lease                              75,085              0
  (Increase) Decrease in Sales
    Receivable                                            0          1,483
                                                -----------    -----------
  Net Cash Provided by (Used In)
    Investing Activities                             75,085     (1,068,976)
                                                -----------    -----------
Cash Flows from Financing Activities:
  (Increase) Decrease in Deferred Debt Costs              0     (1,167,635)
  Payment of Notes Payable                                0         (2,355)
  Distribution to Limited Partners                 (736,445)      (911,725)
  Distributions to General Partners                  (7,439)        (9,208)
                                                -----------    -----------
  Net Cash (Used in)
    Financing Activities                           (743,884)    (2,090,923)
                                                -----------    -----------
Increase (Decrease) in Cash
  and Cash Equivalents                           (1,085,327)    (1,171,412)
Cash and Cash Equivalents at
  Beginning of Period                             1,440,050      5,671,367
                                                -----------    -----------
Cash and Cash Equivalents at
  End of Period                                $    354,723   $  4,499,955
                                               ============   ============
Supplemental Cash Flow Information:
  Interest Paid                                $          0   $    387,286
                                               ============   ============
                The accompanying notes are an integral part
                      of these financial statements.
                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

                              March 31, 1998

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

NOTE 2 - NOTES PAYABLE

     As of March 31, 1998, the Partnership has no outstanding notes payable.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the three months ended March 31, 1998:

          Equipment Management Fees            $  3,754
          Incentive Fees                        227,996
          General and Administrative Costs        1,387
          General Partner Distributions           7,439


NOTE 4 - BASIS OF PREPARATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the current period may not be indicative of the results to be expected for the year.


NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $354,723 at March 31, 1998 represents cash of $2,681, a repurchase agreement of $350,000, and money market mutual funds of $2,042.


NOTE 6 - OTHER EVENTS

     The partnership will terminate its operations after the sale of its last remaining equipment asset.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     Rental income decreased from $77,025 for the three months ended March 31, 1997, to $0 for the three months ended March 31, 1998. This decrease resulted because rental equipment which was on lease during the first period was sold in the intervening periods and provided no rental income in 1998. Income from Sales Type Lease is the result of the lease of equipment reported on the balance sheet as Investment in Sales Type Lease and not classified as an operating lease. Interest income decreased for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, due to a lower average cash balance available for investment.

     Interest expense decreased from $1,621 for the three months ended March 31, 1997, to $0 for the three months ended March 31, 1998. This decrease resulted from all debt being retired during the intervening period.

     Incentive fees decreased from $678,979 for the three months ended March 31, 1997 to $227,996 for the three months ended March 31, 1998. Incentive fees decreased because cumulative limited partner distributions decreased during this same period.

     Equipment resale fees decreased from $351,196 for the three months ended March 31, 1997 to $0 for the three months ended March 31, 1998. The Equipment Resale fee was deferred, without interest, until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date which occurred in 1997.

     The net effect of the above revenue and expense items resulted in a net loss of $195,149 for the three months ended March 31, 1998, compared to a net income of $810,889 for the three months ended March 31, 1997.


     Liquidity and Capital Resources

     The primary source of funds for the three months ended March 31, 1998, was $35,863 from income from the Sales Type Lease. These funds were used to pay operating expenses. As of March 31, 1998, the Partnership had $354,723 of Cash and Cash Equivalents.

     In the opinion of the General Partners there are no material trends, favorable or unfavorable, in the Partnership's capital resources, and the resources will be sufficient to meet the Partnership's needs for the foreseeable future.

     Short-term liquidity requirements consist of funds needed to meet administrative expenses and cash distributions. These short term needs will be funded by Cash and Cash Equivalents at December 31, 1997, and proceeds from sales during 1998.

     In the opinion of the General Partners, the Partnership has sufficient funds or sources of funds to remain liquid for the expected life of the Partnership. The General Partners are not aware of any trends that significantly affect the Partnership's liquidity.

     The cash balance at March 31, 1998 was $354,723. The Partnership had a net loss of $195,149 for the three months ended March 31, 1998. After adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $416,528. Cash provided by investing activities was $75,085 from the decrease in Investment in Sales Type Lease. Cash used in financing activities totaled $743,884, which was distributions of $743,884.

     Actual cash distributions for the three months ended March 31, 1998 and 1997, were $743,884 and $920,933, respectively.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)


PART II - Other Information

   Item 6.   Exhibits and Reports on Form 8-K

   (a)  Exhibits - None.

   (b)  Reports on Form 8-K - None

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Cypress Equipment Fund, Ltd.
                              RJ Leasing - 2, Inc.
                              A General Partner


Date: August 6,  1998        By:  /s/J.  Davenport Mosby, III
                                  J. Davenport Mosby, III
                                  President



Date: August 6, 1998         By:  /s/John M. McDonald
                                  John M. McDonald
                                  Vice President



Date: August 6, 1998         By:  /s/Christa Kleinrichert
                                  Christa Kleinrichert
                                  Secretary and Treasurer