Form 10-Q
period 1998-06-30
CYPRESS EQUIPMENT FUND LTD
filed 1998-08-14
CIK 847486

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549-1004

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                             June 30, 1998

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

                            YES     X        NO

                                     Number of Units at
     Title of Each Class                June 30, 1998

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

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                              BALANCE SHEETS

                                 June 30,     December 31,
                                   1998           1997
                                (Unaudited)     (Audited)
  ASSETS
Rental Equipment, at Cost      $          0   $          0
  Less:  Accumulated
  Depreciation                            0              0
                               ------------   ------------
                                          0              0
                               ------------   ------------

Rental Equipment Held for Sale            0        984,166
Investment in Sales Type Lease      834,081              0
Rent Receivable                          30              0
Cash and Cash Equivalents           441,461      1,440,050
                               ------------   ------------
    Total Assets               $  1,275,572   $  2,424,216
                               ============   ============
  LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Interest Payable             $          0   $          0
  Unearned Interest-Sales
   Type Lease                       138,647        208,503
  Payable to:  General Partners       7,535        202,175
               Affiliates                 0              0
               Others                     0              0
  Payable To Euro-Continental
    Reserve                          53,552         11,552
  Payable to Euro-Continental
    Deposit                          59,950         59,950
  Commissions Payable                26,000         32,000
  Notes Payable                           0              0
                               ------------    -----------
    Total Liabilities               285,684        514,180
                               ------------    -----------
Partners' Equity:
  Limited Partners (24,054 units
   outstanding at June 30, 1998,
   and December 31, 1997)         1,189,677      2,100,625
  General Partners                 (199,789)      (190,589)
                               ------------    -----------
    Total Partners' Equity          989,888      1,910,036
                               ------------    -----------
    Total Liabilities and
      Partners' Equity          $ 1,275,572   $  2,424,216
                               ============   ============
                The accompanying notes are an integral part
                      of these financial statements.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                     FOR THE SIX MONTHS ENDED JUNE 30,

                                             1998          1997

Revenues:

  Rental Income                         $          0   $    367,346
  Income from Sales Type Lease                69,856              0
  Interest Income                             11,877         29,712
  Gain on Sale of Equipment                        0      1,802,731
                                        ------------   ------------
    Total Revenues                            81,733      2,199,789
                                        ------------   ------------
Operating Expenses:

  Loss on Sale of Equipment
   Held for Sale                                   0        195,865
  Management Fees - General Partners           7,504         16,057
  Incentive Fees - General Partners          227,996        678,979
  Resale Fees - General Partners                   0        351,196
  General and Administrative:
   Affiliates                                  5,137         17,365
   Other                                      17,360         98,434
  Interest Expense                                 0          1,621
  Depreciation and Amortization                    0          3,843
                                        ------------   ------------
    Total Operating Expenses                 257,977      1,363,360
                                        ------------   ------------
Net Income (Loss)                       $   (176,264)  $    836,429
                                        ============   ============
Allocation of Net Income (Loss):
  Limited Partners                      $   (174,501)  $    828,065
  General Partners                            (1,763)         8,364
                                        ------------   ------------
                                        $   (176,264)  $    836,429
                                        ============   ============
Net Income (loss) Per $1,000
 Limited Partnership Unit               $      (7.25)  $      34.43
                                        ============   ============
Number of Limited Partnership
 Units                                        24,054         24,054



                The accompanying notes are an integral part
                      of these financial statements.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30,

                                          1998               1997

Revenues:

  Rental Income                       $          0   $    290,321
  Income from Sales Type Lease              33,993              0
  Interest Income                            4,138          9,963
                                      ------------   ------------
    Total Revenues                          38,131        300,284
                                      ------------   ------------
Operating Expenses:

  Loss on Sale of Equipment
   Held for Sale                                 0        179,675
  Management Fees - General Partners         3,750         14,516
  Incentive Fees - General Partners              0              0
  General and Administrative:
   Affiliates                                3,750         14,045
   Other                                    11,746         64,046
  Depreciation and Amortization                  0          2,462
                                      ------------   ------------
    Total Operating Expenses                19,246        274,744
                                      ------------   ------------
Net Income                            $     18,885   $     25,540
                                      ============   ============
Allocation of Net Income:
  Limited Partners                    $     18,696   $     25,285
  General Partners                             189            255
                                      ------------   ------------
                                      $     18,885   $     25,540
                                      ============   ============
Net Income Per $1,000 Limited
  Partnership Unit                    $        .78   $       1.05
                                      ============   ============
Number of Limited Partnership
  Units                                     24,054         24,054
                                      ============   ============

                The accompanying notes are an integral part
                      of these financial statements.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                     FOR THE SIX MONTHS ENDED JUNE 30,

                                                1998             1997
Cash Flows from Operating Activities:
  Net Income                               $   (176,264)  $   836,429
  Adjustments to Reconcile Net
   Income to Net Cash Provided
   by Operating Activities:
    (Gain) Loss on Sale of
      Equipment                                       0     (1,802,731)
    Depreciation and Amortization                     0          3,843
    Changes in Operating Assets
      and Liabilities:
    (Increase) Decrease in
      Equipment Held for Sale                         0      1,888,116
    (Increase) Decrease in
      Rent Receivable                               (30)       385,129
    (Increase) Decrease in
      Prepaid Expenses                                0        (49,590)
    (Increase) Decrease in Unearned
      Interest - Sales Type Lease               (69,856)             0
    Increase (Decrease) in
      Interest Payable                                0         (8,106)
    Increase (Decrease) in
      Commissions Payable                        (6,000)             0
    Increase (Decrease) in Payable to:
       General Partners                        (194,641)      (247,640)
       Affiliates                                     0         (5,446)
       Others                                         0        (20,306)
    Increase (Decrease) in Payable
      Euro-Continental Reserve                   42,000              0
                                            -----------    -----------
        Net Cash Provided by
          Operating Activities                 (404,791)       979,698
                                            -----------    -----------
Cash Flows from Investing Activities:
  Increase in Sales Receivable                        0       (704,000)
  Decrease in Investment
   In Sales Type Lease                          150,085              0
  Proceeds from Sale of
   Equipment                                          0      5,659,831
                                            -----------    -----------
        Net Cash Provided by
          Investing Activities                  150,085      4,955,831
                                            -----------    -----------

Cash Flows from Financing Activities:
  Payment of Notes Payable                            0       (452,427)
  (Increase) Decrease in
   Deferred Debt Costs                                0         (5,324)
  Distributions to Limited
   Partners                                    (736,445)     (4,860,231)
  Distributions to General
   Partners                                      (7,438)        (49,093)
                                            -----------    ------------
        Net Cash (Used In)
          Financing Activities                 (743,883)     (5,367,075)
                                            -----------    ------------
Increase (Decrease) in Cash                    (998,589)        568,454

Cash and Cash Equivalents at
  Beginning of Period                         1,440,050         947,493
                                            -----------    ------------
Cash and Cash Equivalents at
  End of Period                             $   441,461    $  1,515,947
                                            ===========    ============
Supplemental Cash Flow Information:
  Interest Paid                             $         0    $      9,727
                                            ===========    ============

                The accompanying notes are an integral part
                      of these financial statements.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

                               June 30, 1998

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

NOTE 2 - NOTES PAYABLE

     As of June 30, 1998, the Partnership has no outstanding notes payable.


NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND
        AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the six months ended June 30, 1998:

          Equipment Management Fees           $   7,504
          Incentive Fees                        227,996
          General and Administrative Costs        5,137
          General Partner Distributions           7,438


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

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $441,461 at June 30, 1998, represents cash of $2,394, a repurchase agreement of $437,000, and money market mutual funds of $2,067.


NOTE 6 - SUBSEQUENT EVENTS

      During June 1998 the Partnership sold its last asset with an original cost of $1,872,000 for net proceeds of $614,575.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

  Six Months Ended June 30, 1998, Compared to Six Months Ended
     June 30, 1997

     Rental income decreased from $367,346 for the six months ended June 30, 1997 to $0 for the six months ended June 30, 1998. The final lease payments of $367,346 were for three leases for the six months ended June 30, 1997. Income from Sales Type Lease increased from $0 for the six months ended June 30, 1997 to $69,856 for the six months ended June 30, 1998.
This income is due to income received from the lease of the last remaining asset, classified as Investment in Sales Type lease on the balance sheet. The Partnership is winding down its operations and the last remaining asset has now been sold. Interest income decreased for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997 due to a lower average cash balance available for investment. During the six months ended June 30, 1997 Rental Equipment with an original cost of $10,470,886 was sold for a gain of $1,802,731 and Rental Equipment Held for Sale with an original cost of $4,426,309 was sold at a loss of $195,865.

     Management Fee expense decreased due to lower rental income for the six months ended June 30, 1998. Incentive fees decreased from $678,979 for the six months ended June 30, 1997 to $227,996 for the six months ended June 30, 1998. Incentive fees decreased as the limited partner distributions were less in 1998 than in 1997.

     Interest expense decreased from $1,621 for the six months ended June 30, 1997, to $0 for the six months ended June 30, 1998. This decrease resulted from all debt being retired during the intervening period. Depreciation expense was $0 for the six months ended June 30, 1998 and 1997.

     Equipment resale fees decreased from $351,196 for the six months ended June 30, 1997 to $0 for the six months ended June 30, 1998. The Equipment resale fee was deferred last year, without interest, until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date.

     The net effect of the above revenue and expense items resulted in a net loss of $176,264 for the six months ended June 30, 1998, compared to a net income of $836,429 for the six months ended June 30, 1997.

     All Notes payable were paid off during the six months ended June 30, 1997.

  Three Months Ended June 30, 1998, Compared to Three Months Ended
  June 30, 1997.

     Rental income decreased from $290,321 for the three months ended June 30, 1997, to $0 for the three months ended June 30, 1998. This decrease was a result of equipment that provided rental income in the second quarter of 1997 being sold in the intervening period. Income from Sales Type Lease increased from $0 for the three months ended June 30, 1997 to $33,993 for the three months ended June 30, 1998. This income is due to income received from the lease of the last remaining asset, classified as Investment in Sales Type lease on the balance sheet. Interest income decreased for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997, due to a lower average cash balance available for investment. Management fee expense decreased due to lower rental income.

     The net effect of the above revenue and expense items resulted in a net income of $18,885 for the three months ended June 30, 1998, compared to a net income of $25,540 for the three months ended June 30, 1997.


  Liquidity and Capital Resources

     The primary source of funds for the six months ended June 30, 1998, was $69,856 from income from Sales Type Lease. As of June 30, 1998, the Partnership had $441,461 of Cash and Cash Equivalents.

     In the opinion of the General Partners there are no material trends, favorable or unfavorable, in the Partnership's capital resources, and the resources will be sufficient to meet the Partnership's needs for the foreseeable future.

     Short-term liquidity requirements consist of funds needed to meet administrative expenses and cash distributions. These short term needs will be funded by Cash and Cash Equivalents at June 30, 1998 and proceeds from sales during 1998.

     In the opinion of the General Partners, the Partnership has sufficient funds or sources of funds to remain liquid for the expected life of the Partnership. The General Partners are not aware of any trends that significantly affect the Partnership's liquidity.

     Cash and Cash Equivalents at June 30, 1998, was $441,461. The Partnership had a net loss of $176,264 for the six months ended June 30, 1998. After adjusting for depreciation and amortization and the changes in operating assets and liabilities, net cash used in operating activities was $404,791. Cash provided by investing activities was $150,085 from the Investment in Sales Type Lease. Cash used in financing activities totaled $743,883, used for distributions.

     Actual cash distributions for the six months ended June 30, 1998 and 1997, were $743,883 and $710,383, respectively.

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


                              Cypress Equipment Fund, Ltd.
                              RJ Leasing - 2, Inc.
                              A General Partner




Date: August 14, 1998          By:  /s/ J. Davenport Mosby, III
                                    J. Davenport Mosby, III
                                    President


Date: August 14, 1998          By:  /s/John M. McDonald
                                    John M. McDonald
                                    Vice President


Date: August 14, 1998          By:  /s/Christa Kleinrichert
                                    Christa Kleinrichert
                                    Secretary and Treasurer