Form 10-Q
period 1998-09-30
CYPRESS EQUIPMENT FUND LTD
filed 1998-11-12
CIK 847486

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549-1004

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended               September 30, 1998

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

                            YES     X        NO

                                     Number of Units at
     Title of Each Class             September 30, 1998

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

                       CYPRESS EQUIPMENT FUND, LTD.
                              BALANCE SHEETS
                                             September 30,   December 31,
                                                  1998           1997
                                              (Unaudited)      (Audited)
ASSETS
Rental Equipment, at Cost                      $          0    $          0
  Less:  Accumulated Depreciation                         0               0
                                              -------------   -------------
                                                          0               0

Rental Equipment Held for Sale                            0               0
Net Investment in Sales Type Lease                        0         984,166
Rent Receivable                                           0               0
Prepaid Expense                                           0               0
Deferred Debt Costs (Net of Accumulated
Amortization of $139,141 and $135,298,
Respectively)                                             0               0
Cash and Cash Equivalents                         1,031,911       1,440,050
                                               ------------    ------------
    Total Assets                               $  1,031,911    $  2,424,216
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Interest Payable                               $          0        $      0
Unearned Interest-Short Term Lease                        0         208,503
Payable to:  General Partners                        73,981         202,175
             Affiliates                                   0               0
             Others                                       0               0
Payable to Euro-Continental Reserve                       0          11,552
Payable to Euro-Continental Deposit                       0          59,950
Commissions Payable                                       0          32,000
Notes Payable                                             0               0
                                              -------------   -------------
    Total Liabilities                                73,981         514,180
                                              -------------   -------------
Partners' Equity:
Limited Partners (24,054 units outstanding
at September 30, 1998 and December 31,            1,158,039       2,100,625
1997)                                              (200,109)       (190,589)
General Partners                              -------------   -------------
                                                    957,930       1,910,036
    Total Partners' Equity                    -------------   -------------
                                               $  1,031,911    $  2,424,216
    Total Liabilities and Partners' Equity    =============   =============

The accompanying notes are an integral part of these financial statements.

                       CYPRESS EQUIPMENT FUND, LTD.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                     1998              1997
                                     ----              ----
Revenues:
Rental Income                        $         0     $   392,346
Interest Income-S.T. Lease                79,432               0
Interest Income                           20,989          42,380
Gain on Other                             32,513               0
Gain on Sale of Equipment                      0       1,802,731
                                    ------------    ------------
Total Revenues                           132,934       2,237,457
                                    ------------    ------------
Operating Expenses:
Loss on Sale of Rental
Equipment Held for Sale                        0         264,912
Management Fees-General
Partners                                   7,503          13,959
Incentive Fees-General
Partners                                 227,996         880,325
Resale Fees-General Partners              73,981         351,196
General Administrative:
  Affiliates                               9,191          24,957
  Other                                   22,485         233,987
Interest Expense                               0           1,621
Depreciation and Amortization                  0          41,507
                                     -----------     -----------
  Total Operating Expenses               341,156       1,812,464
                                     -----------     -----------
Net Income (Loss)                    $  (208,222)    $   424,993
                                    ============    ============
Allocation of Net Income
(Loss):
  Limited Partners                   $  (206,140)    $   420,743
  General Partners                        (2,082)          4,250
                                    ------------    ------------
                                     $  (208,222)    $   424,993
                                    ============    ============
Net Income per $1,000 Limited
Partnership Unit Outstanding         $     (8.57)    $     17.49
                                    ============    ============
Number of Limited Partnership
Units                                     24,054          24,054
                                    ============    ============


The accompanying notes are an integral part of these financial statements.

                       CYPRESS EQUIPMENT FUND, LTD.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                     1998              1997
                                     ----              ----
Revenues:
Rental Income                        $         0      $   25,000
Interest Income-S.T. Lease                 9,576               0
Interest Income                            9,112          12,668
Gain on Other                             32,513               0
                                    ------------    ------------
Total Revenues                            51,201          37,668
                                    ------------    ------------
Operating Expenses:
Loss on Sale of Rental
Equipment Held for Sale                        0          69,047
Loss on Sale of Other                          0               0
Management Fees-General
Partners                                       0         (2,098)
Incentive Fees-General
Partners                                       0         201,346
Resale Fees-General Partners              73,981               0
General Administrative:
  Affiliates                               4,054           7,592
  Other                                    5,125         135,553
Interest Expense                               0               0
Depreciation and Amortization                  0          37,664
                                     -----------     -----------
  Total Operating Expenses                83,160         449,104
                                     -----------     -----------
Net Income (Loss)                    $   (31,959)    $  (411,436)
                                    ============    ============
Allocation of Net Income
(Loss):
  Limited Partners                   $   (31,639)    $  (407,322)
  General Partners                          (320)         (4,114)
                                    ------------    ------------
                                     $   (31,959)    $  (411,436)
                                    ============    ============
Net Income per $1,000 Limited
Partnership Unit Outstanding         $     (1.32)    $    (16.93)
                                    ============    ============
Number of Limited Partnership
Units                                     24,054          24,054
                                    ============    ============


The accompanying notes are an integral part of these financial statements.

                        CYPRESS EQUIPMENT FUND, LTD.
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                         1998             1997
                                         ----             ----
Cash Flows from Operating
Activities:
 Net Income (Loss)                     $   (208,222)  $   424,993
 Adjustments to Reconcile Net
 Income (Loss) to Net Cash
 Provided by (Used in) Operating
 Activities:
  (Gain) Loss on Sale of Equipment                0    (1,802,731)
  Depreciation and Amortization                   0        41,507
  Changes in Operating Assets
  and Liabilities:
   Decrease in Rental Equipment
   Held for Sale                                  0     3,558,111
   (Increase) Decrease in Rent
   Receivable                                     0       385,129
   (Increase) Decrease in Unearned
   Interest-S.T. Lease                     (208,503)            0
   Decrease in Interest Payable                   0        (8,106)
   Increase (Decrease) in Prepaid
   Expense                                        0         3,855
   Increase (Decrease) in
   Commissions Payable                      (32,000)            0
   Increase (Decrease) in
   Payable to:
    General Partners                       (128,195)     (265,503)
    Affiliates                                    0        (5,446)
    Other                                         0        21,854
   Decrease in Payable - Euro-
   Continental Reserve & Deposit            (71,502)            0
                                       ------------  ------------
     Net Cash Provided by (Used
     In) Operating Activities              (648,422)    2,353,663
                                       ------------  ------------
Cash Flows from Investing
Activities:
 Increase in Sales Receivable                     0      (677,000)
 Purchase of Equipment                            0      (768,054)
 Decrease in Investment in Sales
 Type Lease                                 984,166             0
 Proceeds from Sales of Equipment                 0     5,659,831
                                        -----------  ------------
     Net Cash Provided by (Used
     In) Investing Activities               984,166     4,214,777
                                        -----------  ------------

Cash Flows from Financing
Activities:
 (Increase) Decrease in Deferred
 Debt Costs                                       0        (5,324)
 Payment of Notes Payable                         0      (452,427)
 Distributions to Limited Partners         (736,445)   (5,623,059)
 Distributions to General Partners           (7,438)      (56,798)
                                        -----------   -----------
     Net Cash Provided by (Used
     In) Financing Activities              (743,883)   (6,137,608)
                                        -----------   -----------
Increase (Decrease) in Cash
and Cash Equivalents                       (408,139)      430,832

Cash and Cash Equivalents at
Beginning of Period                       1,440,050       947,493
                                        -----------   -----------
Cash and Cash Equivalents at End
of Period                               $ 1,031,911   $ 1,378,325
                                        ===========   ===========

Supplemental Cash Flow Information:
Interest Paid                           $         0    $    9,727
                                       ============   ===========



Supplemental Schedule of Non-Cash Investing Activities:

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

                            September 30, 1998

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

NOTE 2 - NOTES PAYABLE

     As of September 30, 1998, the Partnership has no outstanding notes payable.


NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNERS AND
        AFFILIATES

     The General Partners and their affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the nine months ended September 30, 1998:

          Equipment Management Fees           $   7,503
          Incentive Fees                        227,996
          Resale Fees                            73,981
          General and Administrative Costs        9,191
          General Partner Distributions           7,438


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

NOTE 5 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $1,031,911 at September 30, 1998, represents cash of $2,092, a repurchase agreement of $1,013,000, and money market mutual funds of $16,819.


NOTE 6 - SUBSEQUENT EVENTS

     The General Partner is making its final distribution in November, 1998 of $704,464 to the Limited Partners. The General Partners will receive an incentive management fee totaling $225,211. After all expenses are paid the Fund will terminate operations.

                       CYPRESS EQUIPMENT FUND, LTD.
                          (a Limited Partnership)

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

  Nine Months Ended September 30, 1998, Compared to Nine Months Ended
     September 30, 1997

     Rental income decreased from $392,346 for the nine months ended September 30, 1997 to $0 for the nine months ended September 30, 1998. The final lease payments of $367,346 were for three leases for the nine months ended September 30, 1997 and $25,000 for the lease of the Fund's last remaining asset. Income from Sales Type Lease increased from $0 for the nine months ended September 30, 1997 to $79,432 for the nine months ended September 30, 1998. This income is due to income received from the lease of the last remaining asset, classified as Investment in Sales Type lease
on the balance sheet.   The Partnership is winding down its operations and
the last remaining asset has now been sold. Interest income decreased for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997 due to a lower average cash balance available for investment. During the nine months ended September 30, 1997 Rental Equipment with an original cost of $10,470,886 was sold for a gain of $1,802,731 and Rental Equipment Held for Sale with an original cost of $7,391,859 was sold at a loss of $264,912.

     Management Fee expense decreased due to lower rental income for the nine months ended September 30, 1998. Incentive fees decreased from $880,325 for the nine months ended September 30, 1997 to $227,996 for the nine months ended September 30, 1998. Incentive fees decreased as the limited partner distributions were less in 1998 than in 1997.

     Interest expense decreased from $1,621 for the nine months ended September 30, 1997, to $0 for the nine months ended September 30, 1998. This decrease resulted from all debt being retired during the intervening period. Depreciation expense was $0 for the nine months ended September 30, 1998 and 1997.

     Equipment resale fees decreased from $351,196 for the nine months ended September 30, 1997 to $73,981 for the nine months ended September 30, 1998. The Equipment resale fee was deferred last year, without interest, until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date.

     The net effect of the above revenue and expense items resulted in a net loss of $208,222 for the nine months ended September 30, 1998, compared to a net income of $424,993 for the nine months ended September 30, 1997.

     All Notes payable were paid off during the nine months ended September 30, 1997.


  Three Months Ended September 30, 1998, Compared to Three Months Ended September 30, 1997.

     Rental income decreased from $25,000 for the three months ended September 30, 1997, to $0 for the three months ended September 30, 1998. This decrease was a result of equipment that provided rental income in the third quarter of 1997 being sold in the intervening period. Income from Sales Type Lease increased from $0 for the three months ended September 30, 1997 to $9,576 for the three months ended September 30, 1998. This income is due to income received from the lease of the last remaining asset, classified as Investment in Sales Type lease on the balance sheet.
Interest income decreased for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997, due to a lower average cash balance available for investment. Management fee expense decreased due to lower rental income.

     The net effect of the above revenue and expense items resulted in a net loss of $31,959 for the three months ended September 30, 1998, compared to a net loss of $411,436 for the three months ended September 30, 1997.


  Liquidity and Capital Resources

     The primary source of funds for the nine months ended September 30, 1998, was $79,432 from income from Sales Type Lease. As of September 30, 1998, the Partnership had $1,031,911 of Cash and Cash Equivalents.

     In the opinion of the General Partners there are no material trends, favorable or unfavorable, in the Partnership's capital resources, and the resources will be sufficient to meet the Partnership's needs for the foreseeable future.

     Short-term liquidity requirements consist of funds needed to meet administrative expenses and cash distributions. These short term needs will be funded by Cash and Cash Equivalents at September 30, 1998 and proceeds from sales during 1998.

     In the opinion of the General Partners, the Partnership has sufficient funds or sources of funds to remain liquid for the expected life of the Partnership. The General Partners are not aware of any trends that significantly affect the Partnership's liquidity.

     Cash and Cash Equivalents at September 30, 1998, was $1,031,911. The Partnership had a net loss of $208,222 for the nine months ended September 30, 1998. After adjusting for depreciation and amortization and the changes in operating assets and liabilities, net cash used in operating activities was $648,422. Cash provided by investing activities was $984,166 from the Investment in Sales Type Lease. Cash used in financing activities totaled $743,883, used for distributions.

     Actual cash distributions for the nine months ended September 30, 1998 and 1997, were $743,883 and $5,679,857, respectively.

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


                              Cypress Equipment Fund, Ltd.

                              RJ Leasing - 2, Inc.
                                   A General Partner




Date: November 11, 1998            By:/s/ Davenport Mosby, III
                                   J. Davenport Mosby, III
                                   President



Date: November 11, 1998            By:/s/John M. McDonald
                                   John M. McDonald
                                   Vice President



Date: November 11, 1998            By:/s/Christa Kleinrichert
                                   Christa Kleinrichert
                                   Secretary and Treasurer