Form 10-K
period 1998-12-31
CYPRESS EQUIPMENT FUND LTD
filed 1999-04-15
CIK 847486

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004
                                   FINAL
                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          December 31, 1998

Commission file number                  0-19021

                       CYPRESS EQUIPMENT FUND, LTD.
          (Exact name of Registrant as specified in its charter)

                   Florida                               59-2927387
       (State or other jurisdiction or                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

          880 Carillon Parkway, St. Petersburg, Florida          33716
             (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code        (727) 573-3800

Securities registered pursuant to Section 12(b) of the Act:         None
Securities registered pursuant to Section 12(g) of the Act:        24,054

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
Number of shares outstanding of each of Registrant's classes of securities:
                                                Number of Units
   Title of Each Class                        at December 31, 1998
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

Financial Information about Industry Segments -

     The Registrant was engaged in only one industry segment, to acquire transportation, manufacturing, industrial and other equipment (the "Equipment") and lease the Equipment to third parties.

Narrative Description of Business -

     The Partnership acquired and leased equipment which generated cash distributions to the Limited Partners from leasing revenues and proceeds from disposition.

     The Partnership sold all its equipment and the partnership has been dissolved.

     The Registrant has no direct employees. The General Partners have full and exclusive discretion in management and control of the Partnership.


Item 2.  PROPERTIES

   The Registrant commenced operations in December 1989 and dissolved the Partnership as of December 31, 1998.


Item 3.  LEGAL PROCEEDINGS

     The Registrant is not a party to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1998.

                                  PART II

Item 5.  MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER
        MATTERS

     (a)The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.

     (b)Approximate number of equity security holders:
                                         Number of Record Holders
      Title of Each Class                 as of December 31, 1998

Units of Limited Partnership Interest            12289
General Partner Interests                            3

Item 6.  SELECTED FINANCIAL DATA

                 1998        1997        1996       1995         1994
                 ----        ----        ----       ----         ----
Total
Revenues       $  104,492  $2,277,122   $ 4,272,279 $ 6,411,824  $ 7,289,486

Net Income
(Loss)         $ (454,573) $  172,236  $ 1,580,331 $ 3,269,481  $ 2,356,051

Total Assets   $        0  $2,424,216  $ 8,753,118 $12,067,268  $18,759,210

Notes Payable  $        0  $        0  $   452,427 $ 2,647,239  $ 5,800,723

Distributions
to Limited
Partners Per
Limited
Partnership
Unit           *  $52.70   *  $229.62   *   $103.01 *   $276.01
Outstanding     - $68.57    - $286.48    -  $119.19  -  $285.00  $    315.00

Earnings Per
Limited
Partnership
Unit
Outstanding    $   (18.71) $     7.09   $     65.04 $    134.56  $     96.97


   The selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This statement is not covered by the auditor's opinion included elsewhere in this report.

* Distributions during 1995, 1996, 1997 and 1998 varied with the month of admission because of the commencement of the incentive fee.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Partnership terminated operations in 1998 and dissolved the Partnership as of December 31, 1998.

     Rental income decreased from $367,345 for the year ended December 31, 1997, to $0 for the year ended December 31, 1998. The Partnership has completed its operations. Interest income decreased from $56,468 for the year ended December 31, 1997 to $25,060 for the year ended December 31, 1998 mainly due to a lower average cash balance for investment. Interest income on the Sales-Type Lease increased from $50,578 for the year ended December 31, 1997 to $79,432 for the year ended December 31, 1998.

     Interest expense decreased from $1,621 for the year ended December 31, 1997, to $0 for the year ended December 31, 1998. This decrease resulted from all debt being retired during the intervening period. Depreciation expense decreased to $0 for the year ended December 31, 1998 versus the same period in 1997, because the Partnership had no depreciable basis of equipment due to accounting for the sale-type lease.

     Management Fee expense decreased due to no rental income for the year ended December 31, 1998. Incentive fees decreased to $446,091 for the year ended December 31, 1998 from $1,045,526 for the year ended December 31, 1997. Incentive fees decreased due to a lower amount of distributable cash.

     Equipment resale fees decreased to $80,125 for the year ended December 31, 1998 from $460,285 for the year ended December 31, 1997. The Equipment resale fee was deferred, without interest, until the Limited Partners began receiving cumulative cash distributions equal to payout plus an amount equal to 8% of adjusted capital contributions per annum cumulative from each limited partner's closing date.

     During the year ended December 31, 1998 the Sales-Type lease was sold to the lessee for a gain of $32,513. During the year ended December 31, 1997 Rental Equipment with an original cost of $10,470,886 was sold for a gain of $1,802,731 and Rental Equipment Held for Sale with an original cost of $7,391,859 was sold at a loss of $315,830.

     The net effect of the above revenue and expense items resulted in a net income of $172,236 for the year ended December 31, 1997, compared to a net loss of $454,573 for the year ended December 31, 1998.

     All Notes payable were paid off during the year ended December 31, 1997.


Liquidity and Capital Resources

     The primary source of funds for the year ended December 31, 1998, was the cash balance at December 31, 1997 of $1,440,050. These funds were principally used to pay distributions of $1,455,462. As of December 31, 1998, the Partnership had $0 of Cash and Cash Equivalents.

     Cash and Cash Equivalents at December 31, 1998, was $0. The Partnership had net loss of $454,573 for the year ended December 31, 1998. The changes in operating assets and liabilities, net cash used in operating activities was $968,754. Cash provided by investing activities was $984,166 primarily from the sale of the Sales-Type lease. Cash used in financing activities totaled $1,455,462, which consisted of distributions of $1,455,462.

     Actual cash distributions for the year ended December 31, 1998 and 1997, were $1,455,462 and $6,243,565, respectively.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CYPRESS EQUIPMENT FUND, LTD.
                              BALANCE SHEETS
                               DECEMBER 31,
                                                  1998           1997
                                                  ----           ----
ASSETS

Rental Equipment, at Cost                      $          0    $          0
  Less:  Accumulated Depreciation                         0               0
                                              -------------   -------------
                                                          0               0

Rental Equipment Held for Sale                            0               0
Net Investment in Sales Type Lease                        0         984,166
Rent Receivable                                           0               0
Prepaid Expense                                           0               0
Deferred Debt Costs (Net of Accumulated
Amortization of $141,481 and $135,298,
Respectively)                                             0               0
Cash and Cash Equivalents                                 0       1,440,050
                                               ------------    ------------
    Total Assets                               $          0    $  2,424,216
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Interest Payable                               $          0    $          0
Unearned Interest - Short Term Lease                      0         208,503
Payable to:  General Partners                             0         202,175
             Affiliates                                   0               0
             Others                                       0               0
Payable to Euro-Continental Reserve                       0          11,552
Payable to Euro-Continental Deposit                       0          59,950
Commissions Payable                                       0          32,000
Notes Payable                                             0               0
                                              -------------   -------------
    Total Liabilities                                     0         514,180
                                              -------------   -------------
Partners; Equity:
Limited Partners (24,054 units outstanding
at December 31, 1998 and 1997)                      209,688       2,100,625
General Partners                                  (209,688)       (190,589)
                                              -------------   -------------
    Total Partners' Equity                                0       1,910,036
                                              -------------   -------------
    Total Liabilities and Partners' Equity     $          0    $  2,424,216
                                              =============   =============
The accompanying notes are an integral part of these financial statements.

                       CYPRESS EQUIPMENT FUND, LTD.
                         STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31,

                                   1998           1997            1996
                                   ----           ----            ----
Revenues:
Rental Income                    $         0    $   367,345     $ 3,096,716
 Interest Income - S.T. Lease         79,432         50,578               0
Interest Income                       25,060         56,468          64,540
Gain on Sale of Equipment                  0      1,802,731       1,111,023
                                ------------   ------------    ------------
Total Revenues                       104,492      2,277,122       4,272,279
                                ------------   ------------    ------------
Operating Expenses:
Loss on Sale of Rental
Equipment Held for Sale                    0        315,830          14,713
Loss (Gain) on Sale of Other        (32,513)         38,310               0
Management Fees-General
Partners                               7,503         17,705         120,540
Incentive Fees-General
Partners                             446,091      1,045,526         154,586
Resale Fees-General Partners          80,125        460,285         212,581
General Administrative:
  Affiliate                           11,921         31,216          49,504
  Other                               45,938        188,210         196,564
Interest Expense                           0          1,621         139,402
Depreciation and Amortization              0          6,183       1,354,058
Write Down of Rental
Equipment   Held for Sale                  0              0         450,000
                                 -----------    -----------     -----------
  Total Operating Expenses           559,065      2,104,886       2,691,948
                                 -----------    -----------     -----------
Net Income                      $  (454,573)    $   172,236     $ 1,580,331
                                ============   ============    ============
Allocation of Net Income:
  Limited Partners              $  (450,027)    $   170,514     $ 1,564,528
  General Partners                   (4,546)          1,722          15,803
                                ------------   ------------    ------------
                                $  (454,573)    $   172,236     $ 1,580,331
                                ============   ============    ============
Net Income per $1,000 Limited
Partnership Unit Outstanding    $    (18.71)    $      7.09     $     65.04
                                ============   ============    ============
Number of Limited Partnership
Units                                 24,054         24,054          24,054
                                ============   ============    ============


The accompanying notes are an integral part of these financial statements.

                       CYPRESS EQUIPMENT FUND, LTD.
                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
        FOR THE THREE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                  Limited        General         Total
                                 Partners'      Partners'      Partners'
                                  Equity         Deficit         Equity
                                 --------       --------        --------
Balance at December 31, 1995     $ 9,280,155     $(118,071)     $ 9,162,084

Net Income - 1996                  1,564,528         15,803       1,580,331

Distributions - 1996             (2,733,441)       (27,609)     (2,761,050)
                                ------------      ---------     -----------
Balance at December 31, 1996       8,111,242      (129,877)       7,981,365


Net Income - 1997                    170,514          1,722         172,236

Distributions - 1997             (6,181,131)       (62,434)     (6,243,565)
                                 -----------      ---------    ------------
Balance at December 31, 1997       2,100,625      (190,589)       1,910,036


Net Income - 1998                  (450,027)        (4,546)       (454,573)

Distributions - 1998             (1,440,909)       (14,554)     (1,455,463)
                                ------------      ---------    ------------
Balance at December 31, 1998     $   209,688    $ (209,688)     $         0
                                ============    ===========    ============


                The accompanying notes are an integral part
                      of these financial statements.

                       CYPRESS EQUIPMENT FUND, LTD.
                         STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31,
                                    1998          1997           1996
                                     ----          ----           ----
Cash Flows from Operating
Activities:
 Net Income                       $  (454,573)   $   172,236    $ 1,580,331
 Adjustments to Reconcile Net
Income to Net Cash Provided
by Operating Activities:
  (Gain) Loss on Sale of
Equipment                                    0   (1,802,731)    (1,111,023)
  Depreciation and Amortization              0         6,183      1,354,058
  Write Down of Rental
Equipment   Held for Sale                    0             0        450,000
  Changes in Operating Assets
and Liabilities:
   Decrease in Rental Equipment
Held for Sale                                0     3,558,111        179,033
   (Increase) Decrease in Rent
Receivable                                   0       385,128         53,229
   (Increase) Decrease in
Prepaid Expenses                             0         4,425        (4,425)
   Increase (Decrease) in
Interest Payable                             0       (8,106)       (34,976)
   Decrease in Commissions
Payable                               (32,000)             0              0
   Increase (Decrease) in
Payable to:
    General Partners                 (202,176)      (63,328)        195,916
    Affiliates                               0       (5,446)          5,446
    Other                                    0        63,231         22,682
   Increase (Decrease) in
Unearned Interest                    (208,503)       208,503              0
   Increase (Decrease) in
Unearned Revenue                             0             0       (43,687)
  Decrease in Payable-Euro
Continental Reserve and
Deposit                               (71,502)             0              0
                                  ------------  ------------   ------------
     Net Cash Provided by (Used
In) Operating Activities             (968,754)     2,518,206      2,646,584
                                  ------------  ------------   ------------
Cash Flows from Investing
Activities:
 Increase (Decrease) in
Accounts  Payable to Others                  0             0       (84,000)
Proceeds from Sale of Equipment              0     5,659,831      2,516,686
 Investment in Sales Type Lease        984,166     (984,166)              0
                                   -----------   -----------    -----------
     Net Cash Provided by (Used
In) Investing Activities               984,166     4,675,665      2,432,686
                                   -----------   -----------    -----------

Cash Flows from Financing
Activities:
 Payment of Notes Payable                    0     (452,427)    (2,194,812)
 (Increase) Decrease in
Deferred  Debt Costs                         0       (5,324)        (4,258)
 Distribution to Limited
Partners                           (1,440,908)   (6,181,131)    (2,733,441)
 Distributions to General
Partners                              (14,554)      (62,434)       (27,609)
                                   -----------   -----------    -----------
     Net Cash Provided by (Used
In) Financing Activities           (1,455,462)   (6,701,314)    (4,960,120)
                                   -----------   -----------    -----------
Increase (Decrease) in Cash and
Cash Equivalents                   (1,440,050)       492,557        119,150

Cash and Cash Equivalents at
Beginning of Period                  1,440,050       947,493        828,343
                                   -----------   -----------    -----------
Cash and Cash Equivalents at
End of Period                       $        0   $ 1,440,050    $   947,493
                                   ===========   ===========    ===========


Supplemental Cash Flow Information:
Interest Paid                       $    1,621    $    9,727     $  174,378
                                  ============   ===========    ===========

Supplemental Schedule of Non-Cash Investing Activities:

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

                       CYPRESS EQUIPMENT FUND, LTD.

                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998

NOTE 1 - ORGANIZATION

     Cypress Equipment Fund, Ltd. (the "Partnership"), a Florida limited partnership, was formed March 3, 1989, for the purpose of acquiring and leasing transportation, manufacturing, industrial and other equipment. The Partnership commenced operations on December 1, 1989 and terminated on December 31, 1998. The Partnership received Limited and General Partners' capital contributions of $24,054,000 and $2,000, respectively.

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

     Cash distributions, subject to payment of the equipment management fees, and profits and losses of the Partnership were allocated 99% to the Limited Partners and 1% to the General Partners. The General Partners were paid an incentive management fee equal to 3.4593% of the cash available for distribution to the extent that an individual Limited Partner's share of such distribution caused that individual Limited Partner's cumulative cash distributions to exceed that Limited Partner's capital contribution. For those Limited Partners who received cumulative cash distributions equal to his capital contributions plus an amount equal to 8% of adjusted capital contributions per annum, the General Partners were paid a management fee equaling 23.4593% of cash available for distributions and an equipment resale fee for the sales price of the equipment times the lesser of one half of any brokerage fee paid for services in connection with the sale of equipment or 3% of the sales price of the equipment.


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

     Sales-Type Lease

     The Partnership owned one sales-type lease. When the Partnership entered into the lease, the present value of the sum of the minimum lease payments receivable from the lessee was reported as the sales price and the net book value of the equipment was the cost. The Investment in Sales-Type Lease is reported at the present value of the sum of the minimum lease payments, using the interest rate implicit in the lease as the discount factor. The difference between the sum of the minimum lease payments and the present value of the sum of the minimum lease payments is reported as unearned income, which is amortized over the remaining lease term using the interest method.

Rental Equipment Held for Sale

     The Partnership's policy is to periodically review the market value of Rental Equipment Held for Sale with its net book value. Should such a review indicate that the net book value exceeds the market value, an additional write down will be taken. The net book value of Rental Equipment Held for Sale exceeded market value resulting in a write down of $450,000 for the year ended December 31, 1997.

Income Taxes

     Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the Partners in their individual income tax returns. Accordingly, no provision for such taxes has been made.

Per Unit Computations

     Per unit computations are based on the number of $1,000 limited partnership units outstanding as follows: 24,054 units outstanding for the period from January 1, 1996 through December 31, 1998.

Reclassifications

     For comparability, the 1996 and 1997 figures have been reclassified where appropriate to conform to the financial statement presentation used in 1998.

NOTE 3 - RELATED PARTY TRANSACTIONS

General Partners

     The General Partners have contributed a total of $2,000 to the Partnership.

     Equipment management fees of $7,503, $17,705, and $153,163 (5% of gross rentals from rental equipment subject to operating leases, 2% of gross rentals from rental equipment subject to full payout leases, or 1% of gross rentals from rental equipment subject to operating leases for which the Administrative and Managing General Partners arrange for and actively supervise the performance of services); incentive management fees of $446,091, $1,045,526, and $154,586; and equipment resale fees of $80,125,
$460,285, and $212,581 were paid or accrued to the Administrative and Managing General Partners in 1998, 1997, and 1996, respectively. Gross rentals for purposes of calculating equipment management fees include cash revenues received by the Partnership subsequent to the date of purchase, including cash revenues that relate to periods prior to the date of purchase.

Affiliates of the General Partner

     The following amounts were paid or accrued to affiliates of the Administrative General Partner: $11,921 in 1998, $31,216 in 1997, and $49,504 in 1996 for reimbursement of general and administrative expenses on an accountable basis.

NOTE 6 - TAXABLE INCOME

     The Partnership's taxable income differs from financial income primarily due to depreciation which is recorded under the Modified Accelerated Cost Recovery System (MACRS). The following is a reconciliation between net income as reported and Partnership income for tax purposes:

                                   1998           1997            1996
                                   ----           ----            ----
Net income per financial       $   (454,573)    $   172,236     $ 1,580,331
statements

Tax gain in excess of (less
than) financial gain on sale
of equipment                               0      1,380,220       (621,213)

Tax depreciation less than
(in excess of) financial
depreciation                               0              0         288,293
                                ------------   ------------    ------------

Partnership income for tax
purposes                       $   (454,573)    $ 1,552,456     $ 1,247,411
                               =============  =============   =============



NOTE 7 - MAJOR LESSEE INFORMATION

     The Sales-Type lease provided $79,432 of interest income for the year ended December 31, 1998.

     Two lessees accounted for $77,025 and $290,320 of rental income for the year ended December 31, 1997. Three lessees accounted for $1,848,616, $528,000, and $468,517 of rental income for the year ended December 31, 1996.


NOTE 8 - OTHER

     As the Partnership sold its last remaining asset in 1998, the Partnership has ceased its operations. Dissolution has occurred as of December 31, 1998.


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


Item 12.    Security Ownership of Certain Beneficial Owners and Management

     The General Partners of Cypress Equipment Fund, Ltd., as purchasers of Partnership units, own 0 units of the outstanding securities of the Partnership as of December 31, 1998. Given below is information regarding ownership of units by directors and officers of the General Partners of Cypress Equipment Fund, Ltd.:

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


Item 13.    Certain Relationships and Related Transactions

     The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of the Partnership. The amounts and kinds of compensation and fees are described on pages 8 through 10 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 3 of Notes to Financial Statements in Item 8 of the Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the periods ended December 31, 1998, December 31, 1997, and December 31, 1996.

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


                                   Cypress Equipment Fund, Ltd.
                                   RJ Leasing - 2, Inc.
                                     A General Partner



Date: April 14, 1999                   By:  /s/J. Davenport Mosby, III
     ----------------                  --------------------------
                                       J. Davenport Mosby, III
                                        President




Date: April 14, 1999                    By:  /s/John M. McDonald
     ----------------                  -------------------
                                        John M. McDonald
                                        Vice President




Date: April 14, 1999                    By:  /s/Christa Kleinrichert
     ---------------                  ---------------------------------------
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